Form 10QSB
period 2001-06-30
BOULEVARD ACQUISITION CORP
filed 2001-08-03
CIK 1122108

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
              June 30, 2001
or

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

Class                 Outstanding at June 30, 2001
Common Stock,
par value $0.0001              1,000,000



        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         BOULEVARD ACQUISITION CORPORATION
           (A Development Stage Company)
                As of June 30, 2001
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
                                      ======

   See accompanying notes to financial statements

             BOULEVARD ACQUISITION CORPORATION
               (A Development Stage Company)
                  Statement of Operations
                        (Unaudited)

             For the      For the      For the     For the    March24,
             Six Months   Six Months   3-Months    3-Months   1999
             Ended        Ended        Ended       Ended      (Inception)
             June 30,     June 30,     June 30,    June 30,   to June 30,
             2001         2000         2001        2000       2001

Income       $    -       $  -         $  -        $  -       $  -

Expenses
  Organization
    expense       -          -            -           -          535
               -------     -------     -------     -------     -------

Total expenses    -          -            -           -          535
               -------     -------     -------     -------     -------
NET LOSS          -          -            -           -         (535)
               =======     =======     =======     =======     =======

              See accompanying notes to financial statements

                     BOULEVARD ACQUISITION CORPORATION
                       (A Development Stage Company)
               Statement of Changes in Stockholder's Equity
              For the Period From March 24, 1999 (Inception)
                             To June 30, 2001
                               (Unaudited)

                                                       Deficit
                                                       Accumulated
                   Common Stock           Additional   During
                   Issued                 Paid-In      Development
                   Shares       Amount    Capital      Stage          Total

Common Stock
  Issuance         1,000,000    $ 100     $  -         $   -          $ 100

Fair value of
expenses contributed   -           -         535           -            535

Net loss for the periods ended:

December 31, 1999      -           -          -           (535)        (535)
December 31, 2000      -           -          -             -            -
June 30, 2001         -           -          -             -            -

BALANCE AT
June 30, 2001     1,000,000     $ 100      $535        $ (535)        $ 100

            See accompanying notes to financial statements

                  BOULEVARD ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                           January 1, 2001     January 1, 2000    March 24, 1999
                           to                  to                 (Inception) to
                           June 30, 2001      June 30, 2000     June 30, 2001
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

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

     Boulevard Acquisition Corporation (a
development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2001 the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

        C.  Additional Paid-In Capital

     Additional paid-in capital at June 30, 2001 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company. (See
Note 3)

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

NOTE 5    POTENTIAL TARGET COMPANY

TPG Capital Corporation (a company that is controlled by James M. Cassidy) entered into an agreement to assist Office Radio Network.com, Inc.
in becoming a public company and for other matters. TPG Capital has presented Office Radio
Network.com, Inc. to Boulevard Acquisition
Corporation as a potential target company for a business combination. As of the date of this report, Boulevard Acquisition Corporation has not entered into any agreements or contracts for a business combination with Office Radio
Network.com, Inc. and there is no assurance that any agreement will be reached or if reached that it will be effected.


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

     TPG Capital Corporation (a company that is controlled by James M. Cassidy) has entered into an agreement to assist Office Radio Network.com, Inc. in becoming a public company and for other matters. TPG Capital has presented Office Radio
Network.com, Inc. to the Company as a potential target company for a business combination. As of the date of this report, the Company has not entered into any agreements or contracts for a business combination with Office Radio
Network.com, Inc. and there is no assurance that any agreement will be reached or if reached that it will be effected.



         PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

     On June 4, 2001, without admitting or denying any wrongdoing, James M. Cassidy, the sole director and executive officer of the Company, and TPG Capital Corporation, a corporation controlled by Mr. Cassidy, consented to the issuance of an order by the Securities and Exchange Commission to cease and desist from committing or causing any violation and any future violation of Section
10(b) of the Securities Exchange Act of 1934
("1934 Act") and Rule 10b-5 thereunder and from causing any violation and future violation of
Section 13(a) of the 1934 Act and Rules 13a-13 and
12b-20 thereunder in connection with arranging reverse mergers between reporting companies that they controlled and issuers facing possible delisting from the NASD Over-The-Counter Bulletin
Board.

     Specifically, the Securities and Exchange
Commission said that Mr. Cassidy and TPG had filed amended registration statements for five reporting companies that wrongly stated that the companies were not engaged in negotiations with specific entities regarding a possible business combination. Three of these companies also filed periodic reports under the 1934 Act, which the Securities and Exchange Commission said wrongly stated that they were not engaged in merger negotiations. TPG Capital Corporation also agreed to consent, without admitting or denying any wrongdoing, to the payment of a civil penalty.

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

Dated: August 1, 2001