Form 10QSB
period 2001-09-30
BOULEVARD ACQUISITION CORP
filed 2001-11-14
CIK 1122108

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                     FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended
              September 30, 2001
or

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

Class                 Outstanding at Sept 30, 2001
Common Stock,
par value $0.0001              1,000,000

        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         BOULEVARD ACQUISITION CORPORATION
            (A Development Stage Company)
               As of September 30, 2001
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
                                      ======

   See accompanying notes to financial statements

             BOULEVARD ACQUISITION CORPORATION
               (A Development Stage Company)
                  Statement of Operations
                        (Unaudited)

             For the      For the      For the     For the    March24,
             Nine Months  Nine Months  3-Months    3-Months   1999
             Ended        Ended        Ended       Ended      (Inception)
             Sept 30,     Sept 30,     Sept 30,    Sept 30,   to Sept 30,
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
               =======     =======     =======     =======     =======

              See accompanying notes to financial statements

                     BOULEVARD ACQUISITION CORPORATION
                       (A Development Stage Company)
               Statement of Changes in Stockholder's Equity
              For the Period From March 24, 1999 (Inception)
                           To September 30, 2001
                               (Unaudited)

                                                       Deficit
                                                       Accumulated
                   Common Stock           Additional   During
                   Issued                 Paid-In      Development
                   Shares       Amount    Capital      Stage          Total

Common Stock
  Issuance         1,000,000    $ 100     $  -         $   -          $ 100

Fair value of
expenses contributed   -           -         535           -            535

Net loss for the periods ended:

December 31, 1999      -           -          -           (535)        (535)
December 31, 2000      -           -          -             -            -
September 30, 2001     -           -          -             -            -

BALANCE AT
Sept 30, 2001     1,000,000     $ 100      $535        $ (535)        $ 100

            See accompanying notes to financial statements

                  BOULEVARD ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                           January 1, 2001     January 1, 2000    March 24, 1999
                           to                  to                 (Inception) to
                           Sept 30, 2001       Sept 30, 2000      Sept 30, 2001
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                    $      -             $  -                $    (535)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Contributed expenses              -                 -                     535
                              ----------          ------------        ----------
 Net cash used in operating
  activities                        -                 -                        -
                              ----------          ------------        ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                         -                 -                        -
                              ----------           ------------       ----------
CASH FLOWS FROM FINANCING  ACTIVITIES:

Proceeds from issuance of
 common stock                       -                  -                    100
                             ----------             ------------       ----------
Net cash provided by
 financing activities               -                   -                   100
                             ----------             ------------       ----------
INCREASE IN CASH AND CASH
 EQUIVALENTS                        -                   -                   100
CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD              100                   100                   -
                             ----------              -----------       ----------
CASH AND CASH EQUIVALENTS
  END OF PERIOD               $   100                   100               $  100
                             ==========               ==========       ===========

            See accompanying notes to financial statement.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

     Boulevard Acquisition Corporation (a
development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2001 the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

D.  Income Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board of
Financial Accounting Standards No. 109,
"Accounting for Income Taxes" ("Statement 109").
Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending
September 30, 2001.

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

        C.  Additional Paid-In Capital

     Additional paid-in capital at September 30, 2001 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company. (See
Note 3)

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

NOTE 5    POTENTIAL TARGET COMPANY

TPG Capital Corporation, an affiliate of Pierce
Mill Associates, Inc., the sole shareholder of the Company, entered into an agreement to assist
Office Radio Network.com, Inc. in becoming a public company and for other matters. TPG Capital has presented Office Radio Network.com, Inc. to
Boulevard Acquisition Corporation as a potential target company for a business combination. As of the date of this report, Boulevard Acquisition
Corporation has not entered into any agreements or contracts for a business combination with Office
Radio Network.com, Inc. and there is no assurance that any agreement will be reached or if reached that it will be effected.


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


     The Company has entered into a discussions for a business combination with Office Radio
Network.com, Inc. As of the date of this report, the Company has not entered into any agreements or contracts for a business combination with Office
Radio Network.com, Inc. and there is no assurance that any agreement will be reached or if reached that it will be effected.

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

Dated: November 14, 2001