Form 10QSB
period 2002-03-31
BOULEVARD ACQUISITION CORP
filed 2002-05-15
CIK 1122108

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

                       FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended
             March 31, 2002
or

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

Class                 Outstanding at March 31, 2002

Common Stock,
par value $0.0001              1,000,000



        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         BOULEVARD ACQUISITION CORPORATION
              (A Development Stage Company)
                   As of March 31, 2002
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
                                      ======

   See accompanying notes to financial statements

               BOULEVARD ACQUISITION CORPORATION
                 (A Development Stage Company)
                    Statement of Operations
                          (Unaudited)

             For the three   For the three   March24,1999
             Months Ended    Months ended   (Inception)to
             March 31,2002   March 31,2001   March 31,2002

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
               =========       ========         =======

        See accompanying notes to financial statements

               BOULEVARD ACQUISITION CORPORATION
                 (A Development Stage Company)
         Statement of Changes in Stockholder's Equity
        For the Period From March 24, 1999 (Inception)
                       To March 31, 2002
                         (Unaudited)

                                                       Deficit
                                                       Accumulated
                   Common Stock           Additional   During
                   Issued                 Paid-In      Development
                   Shares       Amount    Capital      Stage          Total

Common Stock
  Issuance         1,000,000    $ 100     $  -         $   -          $ 100

Fair value of
expenses contributed   -           -         535           -            535

Net loss for the periods ended:

December 31, 1999      -           -          -           (535)        (535)
December 31, 2000      -           -          -             -            -
December 31, 2001      -           -          -             -            -
March 31, 2002         -           -          -             -            -
                    -------     -------    -------      ---------     --------

BALANCE AT
March 31, 2002     1,000,000     $ 100      $535        $ (535)        $ 100
==============     =========     ======    =======      =========     ========

              See accompanying notes to financial statements

                    BOULEVARD ACQUISITION CORPORATION
                      (A Development Stage Company)
                         Statements of Cash Flows
                                Unaudited

                           January 1, 2002     January 1, 2001    March 24, 1999
                           to                  to                 (Inception) to
                           March 31, 2002      March 31, 2001     March 31, 2002
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                    $      -             $  -                $    (535)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Contributed expenses              -                 -                     535
                              ----------          ------------        ----------
 Net cash used in operating
  activities                        -                 -                      -
                              ----------          ------------        ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                         -                 -                      -
                              ----------           ------------       ----------
CASH FLOWS FROM FINANCING  ACTIVITIES:

Proceeds from issuance of
 common stock                       -                  -                    100
                             ----------             ------------       ----------
Net cash provided by
 financing activities               -                   -                   100
                             ----------             ------------       ----------
INCREASE IN CASH AND CASH
 EQUIVALENTS                        -                   -                   100
CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD              100                   100                  -
                             ----------              -----------       ----------
CASH AND CASH EQUIVALENTS
  END OF PERIOD               $   100                  $100              $  100
                             ==========               ==========       ===========

            See accompanying notes to financial statement.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Boulevard Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended
December 31, 2001 and 2000.


(E) New Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed.
This statement is generally effective for business combinations initiated on or after July 1, 2001.

Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS
No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS
No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets.
SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

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

(C) Additional Paid-In Capital

Additional paid-in capital at March 31, 2002, represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 3).

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

NOTE 5  POTENTAIL TARGET COMPANY

In January 2001, TPG Capital Corporation (a company that is controlled by the 100% stockholder of Pierce Mill Associates, Inc.) entered into an agreement with OfficeRadioNetwork.com, Inc. to assist it in becoming a public company and for other matters. TPG Capital has presented OfficeRadioNetwork.com, Inc. to Boulevard Acquisition Corporation as a potential target company for a business combination. As of the date of this report, Boulevard Acquisition Corporation has not entered into any agreements or contracts for a business combination with OfficeRadioNetwork.com, Inc. and there is no assurance that any agreement will be reached or if reached that it will be effected.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

        The Company was formed to locate and negotiate with a business entity for the combination of that target company with the Company. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

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

        It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities as part of the business combination or at specified times thereafter.

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

Dated: May 14, 2002