Form 10QSB
period 2002-06-30
BOULEVARD ACQUISITION CORP
filed 2002-08-12
CIK 1122108

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

                       FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended
             June 30, 2002
or

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

Class                 Outstanding at June 30, 2002
Common Stock,
par value $0.0001              1,000,000



        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         BOULEVARD ACQUISITION CORPORATION
              (A Development Stage Company)
                   As of June 30, 2002
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
                                     ======

   See accompanying notes to financial statements

               BOULEVARD ACQUISITION CORPORATION
                 (A Development Stage Company)
                    Statement of Operations
                          (Unaudited)

             For the six    For the six     March24,1999
             Months Ended   Months ended    (Inception)to
             June 30,2002   June 30,2001    June 30,2002

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
               =========       ========        =======

        See accompanying notes to financial statements

               BOULEVARD ACQUISITION CORPORATION
                 (A Development Stage Company)
         Statement of Changes in Stockholder's Equity
        For the Period From March 24, 1999 (Inception)
                       To June 30, 2002
                         (Unaudited)

                                                       Deficit
                                                       Accumulated
                   Common Stock           Additional   During
                   Issued                 Paid-In      Development
                   Shares       Amount    Capital      Stage          Total

Common Stock
  Issuance         1,000,000    $ 100     $  -         $   -          $ 100

Fair value of
expenses contributed   -           -         535           -            535

Net loss for the periods ended:

December 31, 1999      -           -          -           (535)        (535)
December 31, 2000      -           -          -             -            -
December 31, 2001      -           -          -             -            -
June 30, 2002          -           -          -             -            -
                    -------     -------    -------      ---------     --------

BALANCE AT
June 30, 2002     1,000,000     $ 100      $535        $ (535)        $ 100
==============     =========     ======    =======      =========     ========

              See accompanying notes to financial statements

                    BOULEVARD ACQUISITION CORPORATION
                      (A Development Stage Company)
                         Statements of Cash Flows
                                Unaudited

                           January 1, 2002     January 1, 2001    March 24, 1999
                           to                  to                 (Inception) to
                           June 30, 2002      June 30, 2001       June 30, 2002
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

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Boulevard Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(C) Additional Paid-In Capital

Additional paid-in capital at June 30, 2002, represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 3).

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

                     NOTE 5  POTENTIAL TARGET COMPANY

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

     There are no exhibits required to be filed with this quarterly report.

        (b)     Reports on Form 8-K

        There were no reports on Form 8-K filed by the Company during the quarter.


                      SIGNATURES

        Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BOULEVARD ACQUISITION CORPORATION

By:      /s/ James M. Cassidy
          President

Dated: August 12, 2002

                    CERTIFICATION



    By execution below, the Chief Executive Officer and the Chief Financial Officer hereby certify that the Quarterly Report on Form 10-QSB for the period ending December 31, 2001, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the registrant.



               By: /s/James M. Cassidy
               Chief Executive Officer
               Dated: August 12, 2002


               By: /s/James M. Cassidy
               Chief Financial Officer
                Dated: August 12, 2002