Form 10QSB/A
period 2002-06-30
BOULEVARD ACQUISITION CORP
filed 2002-08-12
CIK 1122108

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

                       FORM 10-QSB/A
(Mark One)

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


This amendment corrects a typographical error in the date of certification from the report earlier filed.




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



BOULEVARD ACQUISITION CORPORATION

By:      /s/ James M. Cassidy
          President

Dated: August 12, 2002

                    CERTIFICATION



    By execution below, the Chief Executive Officer and the Chief Financial Officer hereby certify that the Quarterly Report on Form 10-QSB for the period ending June 30, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the registrant.



               By: /s/James M. Cassidy
               Chief Executive Officer
               Dated: August 12, 2002


               By: /s/James M. Cassidy
               Chief Financial Officer
                Dated: August 12, 2002