Form 10QSB
period 2002-09-30
BOULEVARD ACQUISITION CORP
filed 2002-11-13
CIK 1122108

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

                       FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended
             September 30, 2002
or

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

Class                 Outstanding at September 30, 2002
Common Stock,
par value $0.0001              1,000,000



        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         BOULEVARD ACQUISITION CORPORATION
              (A Development Stage Company)
                 As of September 30, 2002
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
                                     ======

   See accompanying notes to financial statements

               BOULEVARD ACQUISITION CORPORATION
                 (A Development Stage Company)
                    Statement of Operations
                          (Unaudited)

             For the nine   For the nine    March24,1999
             Months Ended   Months ended    (Inception)to
             Sept 30,2002   Sept 30,2001    Sept 30,2002

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
               =========       ========        =======

        See accompanying notes to financial statements

               BOULEVARD ACQUISITION CORPORATION
                 (A Development Stage Company)
         Statement of Changes in Stockholder's Equity
        For the Period From March 24, 1999 (Inception)
                     To September 30, 2002
                         (Unaudited)

                                                       Deficit
                                                       Accumulated
                   Common Stock           Additional   During
                   Issued                 Paid-In      Development
                   Shares       Amount    Capital      Stage          Total

Common Stock
  Issuance         1,000,000    $ 100     $  -         $   -          $ 100

Fair value of
expenses contributed   -           -         535           -            535

Net loss for the periods ended:

December 31, 1999      -           -          -           (535)        (535)
December 31, 2000      -           -          -             -            -
December 31, 2001      -           -          -             -            -
Sept 30, 2002          -           -          -             -            -
                    -------     -------    -------      ---------     --------

BALANCE AT
Sept 30, 2002     1,000,000     $ 100      $535        $ (535)        $ 100
==============     =========     ======    =======      =========     ========

              See accompanying notes to financial statements

                    BOULEVARD ACQUISITION CORPORATION
                      (A Development Stage Company)
                         Statements of Cash Flows
                                Unaudited

                           January 1, 2002     January 1, 2001    March 24, 1999
                           to                  to                 (Inception) to
                           Sept 30, 2002      Sept 30, 2001     Sept 30, 2002
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                    $      -           $  -                $    (535)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Contributed expenses              -               -                     535
                              ----------        ------------        ----------
 Net cash used in operating
  activities                        -               -                      -
                              ----------        ------------        ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                         -               -                      -
                              ----------        ------------       ----------
CASH FLOWS FROM FINANCING  ACTIVITIES:

Proceeds from issuance of
 common stock                       -               -                    100
                             ----------          ------------       ---------
Net cash provided by
 financing activities               -                -                   100
                             ----------          ------------       ---------
INCREASE IN CASH AND CASH
 EQUIVALENTS                        -                -                   100
CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD              100                100                  -
                             ----------           -----------       ----------
CASH AND CASH EQUIVALENTS
  END OF PERIOD               $   100               $100              $  100
                             ==========            ==========       ==========

            See accompanying notes to financial statement.

                    NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Boulevard Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation.
The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

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

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 andmust be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

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

(C) Additional Paid-In Capital

Additional paid-in capital at September 30, 2002, represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 3).

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

            TPG Capital Corporation, an affiliate of Pierce
Mill Associates, Inc., the sole shareholder of the Company, entered into an agreement to assist Office
Radio Network.com, Inc. in becoming a public company and for other matters. TPG Capital presented Office
Radio Network.com, Inc. to the Company as a potential target company for a business combination. As of the date of this report, the Company has not entered into any agreements or contracts for a business combination with Office Radio Network.com, Inc. and there is no assurance that any agreement will be reached or if reached that it will be effected. It does not appear at this time that discussions with this potential target company will be continued by the Company.

            Pursuant to Rules adopted by the Securities and Exchange Commission under Section 302(a) of the Sarbanes-Oxley Act of 2002, the principal executive and financial officer of the Company has certified the financial and other information contained in this report, has evaluated the effectiveness of the Company's disclosure controls and procedures within the period covered by this report, and has concluded that such disclosure controls and procedures are effective. There have been no significant changes in the internal controls of the Company or other factors that could significantly affect internal controls subsequent to the date of that evaluation.

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

           None

           (b)     Reports on Form 8-K

           There were no reports on Form 8-K filed by the Company during the quarter.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     BOULEVARD ACQUISITION CORPORATION

                     By:      /s/ James M. Cassidy
                             President

                     Dated:   November 13, 2002

                     CERTIFICATION

                     I, James M. Cassidy, certify that:

                     1.   I have reviewed this quarterly report on Form 10-
                          QSB.

                     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                     4. As the registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any consolidated subsidiaries, is made known to me, particularly during the period in which this quarterly report is being prepared;

                     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

                     c) presented in this quarterly report my conclusion about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

                     5.  As the registrant's sole certifying officer, I
                          have disclosed, based on my most recent
                          evaluation, to the registrant's auditors:

                     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

                     6.  As the registrant's sole certifying
                          officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     Date   11/13/02          /s/ James M. Cassidy

                                          Chief Executive
                                          Officer/President
                                          Chief Financial Officer