Form 10KSB
period 2002-12-31
BOULEVARD ACQUISITION CORP
filed 2003-03-21
CIK 1122108

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-KSB

       (Mark One)
       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the fiscal year ended
                                 December 31, 2002

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

    Class                                  Outstanding at December 31, 2002

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

     In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) a public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v)300 shareholders.

     In general there is greatest liquidity for traded securities on the Nasdaq SmallCap Market and less on the NASD OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

     During the past three years, the Company has sold securities which were not registered as follows:

                                                    NUMBER OF
DATE              NAME                  SHARES       CONSIDERATION

March 25, 1999    Pierce Mill
                  Associates, Inc.(1)   1,000,000       $100
     ________

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

Item 7.  Financial Statements

     The financial statements for the year ended December 31, 2002 are attached to this filing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are as follows:

       Name                     Age           Positions and Offices Held
       -----------------                      -----------
       James M. Cassidy         67             President, Secretary,
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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2002, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2002.

Item 14.  Controls and Procedures

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

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

Dated:  March 20, 2003


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                         OFFICE              DATE

/s/ James M. Cassidy          Director       March 20, 2003

                 CERTIFICATION

I, James M. Cassidy, certify that:

1.   I have reviewed this annual report on Form 10-KSB.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date:  March 20, 2003                /s/ James M. Cassidy
                                            President and Director and
                                            Chief Financial Officer
                                            Principal Accounting Officer

                          BOULEVARD ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                                 FINANCIAL STATEMENTS
                                AS OF DECEMBER 31, 2002

                          BOULEVARD ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)


                                     CONTENTS
                                     --------

PAGE      1      INDEPENDENT AUDITORS' REPORT

PAGE      2      BALANCE SHEET AS OF DECEMBER 31, 2002

PAGE      3      STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                 DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD FROM
                 MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2002

PAGE      4      STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR
                 THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO
                 DECEMBER 31, 2002

PAGE      5      STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                 DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD FROM
                 MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2002

PAGES   6 - 9    NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31,
                 2002

                            INDEPENDENT AUDITORS' REPORT
                            ----------------------------


To the Board of Directors of:
Boulevard Acquisition Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Boulevard Acquisition Corporation (a development stage company) as of December 31, 2002 and the related statements of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2002 and 2001 and for the period from March 24, 1999
(inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Boulevard Acquisition Corporation (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from March
24, 1999 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




WEINBERG & COMPANY, P.A.


Boca Raton, Florida
February 7, 2003



                           BOULEVARD ACQUISITION CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                                     BALANCE SHEET
                                AS OF DECEMBER 31, 2002
                                -----------------------

                                         ASSETS

                  Cash                                    $ 100
                                                          ------

                  TOTAL ASSETS                            $ 100
                                                          ======

                          LIABILITIES AND STOCKHOLDER'S EQUITY

                  LIABILITIES                             $  -

                  STOCKHOLDER'S EQUITY

                  Preferred Stock, $.0001 par value,
                   20,000,000 shares authorized,
                   none issued and outstanding                -
                  Common Stock, $.0001 par value,
                   100,000,000 shares authorized,
                   1,000,000 issued and outstanding          100
                  Additional paid-in capital                 535
                  Deficit accumulated during
                   development stage                        (535)
                                                            -----

                   Total Stockholder's Equity                100
                                                            -----
                 TOTAL LIABILITIES AND
                 STOCKHOLDER'S EQUITY                      $ 100
                                                           =======



                  See accompanying notes to financial statements
                                       2

                      BOULEVARD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF OPERATIONS
                          -----------------------

                                                      For the Period
                                                          From
                      For the Year   For the Year     March 24, 1999
                         Ended          Ended         (Inception) to
                      December 31,   December 31,       December 31,
                          2002          2001               2002
                      -----------    ------------     --------------

Income                $      -        $   -            $     -

Expenses
 Organization expense        -            -                 535
                      ----------      ---------        ---------

Total expenses               -            -                 535
                      ----------      ---------         ---------

NET LOSS              $      -         $  -             $  (535)
==========            ==========      =========        ==========


                See accompanying notes to financial statements
                                     3

                       BOULEVARD ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                 FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                             TO DECEMBER 31, 2002
                             --------------------

                                                          Deficit
                                                         Accumulated
                                              Additional   During
                        Common Stock Issued    Paid-In   Development
                          Shares     Amount    Capital      Stage      Total
                         -------     ------    -------   ----------   -------

Common Stock Issuance    1,000,000    $ 100     $  -        $  -       $ 100

Fair value of expenses
  contributed                   -        -        535          -         535

Net loss for the years ended:
 December 31, 1999              -        -         -          (535)     (535)
 December 31, 2000              -        -         -           -          -
 December 31, 2001              -        -         -           -          -
 December 31, 2002              -        -         -           -          -
                          ---------   ------     -----     --------    ------
BALANCE AT
  DECEMBER 31, 2002      1,000,000    $ 100      $ 535       $(535)    $ 100
===================      =========    =====      =====      =======    ======

                 See accompanying notes to financial statements
                                      4

                          BOULEVARD ACQUISITION CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                               ------------------------

                                                                 For The Period
                                                                      From
                                    For the Year                 March 24, 1999
                                       Ended         Ended       (Inception) to
                                    December 31,   December 31,   December 31,
                                       2002          2001            2002
                                    -----------    -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                             $    -         $   -          $   (535)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses                      -             -               535
                                       -------        -------        --------

 Net Cash Used In Operating Activities     -            -                -
                                       -------        -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES      -             -                -
                                       -------        -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock   -             -              100
                                       -------        -------        --------
 Net Cash Provided By Financing
    Activities                            -             -              100
                                       -------        -------        -------
INCREASE IN CASH AND CASH EQUIVALENTS     -             -              100

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                            100            100               -
                                       -------        -------        -------

CASH AND CASH EQUIVALENTS -
   END OF PERIOD                      $ 100            100             100
=========================             ========        =======         ======


                   See accompanying notes to financial statements
                                        5

                          BOULEVARD ACQUISITION CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 2002
                               -----------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A) Organization and Business Operations

       Boulevard Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or ther business combination with a domestic or foreign private business. At December 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

       (D) Income Taxes

       The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2002 and 2001.

                          BOULEVARD ACQUISITION CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 2002
                               -----------------------

      (E) New Accounting Pronouncements

       The Financial Accounting Standards Board has issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted.
       SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

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

       Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition,construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

                          BOULEVARD ACQUISITION CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 2002
                               -----------------------

       In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001.

       In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact the financial statements.

       In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

                          BOULEVARD ACQUISITION CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 2002
                               -----------------------

       In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS
       148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

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

       (C) Additional Paid-In Capital

       Additional paid-in capital at December 31, 2002 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).

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