Form 10KSB/A
period 2002-12-31
BOULEVARD ACQUISITION CORP
filed 2003-03-31
CIK 1122108

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-KSB/A

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


This amendment is filed to correct certain typographical errors appearing in the certification section.

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

Dated:  March 31, 2003


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                         OFFICE              DATE

/s/ James M. Cassidy          Director       March 31, 2003

                 CERTIFICATION

I, James M. Cassidy, certify that:

1.   I have reviewed this annual report on Form 10-KSB/A.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this report (the "Evaluation Date"); and

c) presented in this report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date:  March 31, 2003                /s/ James M. Cassidy
                                            President and Director and
                                            Chief Financial Officer
                                            Principal Accounting Officer

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