Form 10QSB
period 2003-09-30
BOULEVARD ACQUISITION CORP
filed 2003-11-12
CIK 1122108

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                            September 30, 2003
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

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

         Class              Outstanding at September 30, 2003

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None



               PART I  -- FINANCIAL INFORMATION

              BOULEVARD ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                 AS OF SEPTEMBER 30, 2003
                       (Unaudited)
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
                                       =======



             See accompanying notes to financial statements
                                    2

                     BOULEVARD ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                             (Unaudited)
                         -----------------------

             For the      For the      For the     For the    March 24,
             Nine Months  Nine Months  9-Months    9-Months   1999
             Ended        Ended        Ended       Ended      (Inception)
             Sept 30,     Sept 30,     Sept 30,    Sept 30,   to Sept 30,
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
               =======     =======     =======     =======     =======

                See accompanying notes to financial statements
                                       3

                       BOULEVARD ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                           TO SEPTEMBER 30, 2003
                               (Unaudited)
                           --------------------

                                                           Deficit
                                                           Accumulated
                                               Additional  During
                         Common Stock Issued   Paid-In     Development
                          Shares     Amount    Capital     Stage        Total
                         -------     ------    -------    ----------    -----

Common Stock Issuance    1,000,000    $ 100     $  -        $  -       $ 100

Fair value of expenses
  contributed                   -        -        535          -         535

Net loss for the years ended:
 December 31, 1999              -        -         -          (535)     (535)
 December 31, 2000              -        -         -           -          -
 December 31, 2001              -        -         -           -          -
 December 31, 2002              -        -         -           -          -
 Sept 30, 2003                  -        -         -           -          -
                          ---------   ------     -----     --------    ------
BALANCE AT
  SEPT 30, 2003          1,000,000    $ 100     $ 535       $(535)     $ 100
===================      =========    =====      =====      =======    ======

               See accompanying notes to financial statements
                                       4

                           BOULEVARD ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                               ------------------------

                                                                    For The Period
                                                                    From
                                    January 1,      January 1,      March 24, 1999
                                    2003 to         2002 to         (Inception) to
                                    Sept 30, 2003   Sept 30, 2002   Sept 30, 2003
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
=========================             ========        =======          ======

                    See accompanying notes to financial statements

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A) Organization and Business Operations

       Boulevard Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

        (C) Additional Paid-In Capital

         Additional paid-in capital at September 30, 2003 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note
         4).

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

ITEM 3.  SARBANES-OXLEY ACT

     Pursuant to Rules adopted by the Securities and Exchange Commission under Section 302(a) of the Sarbanes-Oxley Act of 2002, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done as of the end of the fiscal period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).
There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.


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

Dated:   November 5, 2003

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            November 5, 2003