Form 10QSB
period 2004-09-30
BOULEVARD ACQUISITION CORP
filed 2004-11-15
CIK 1122108

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                             September 30, 2004
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

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

         Class              Outstanding at September 30, 2004

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None



               PART I  -- FINANCIAL INFORMATION

              BOULEVARD ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                  AS OF SEPT 30, 2004
                       (Unaudited)
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
                                       =======



             See accompanying notes to financial statements
                                    2

                     BOULEVARD ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                             (Unaudited)
                         -----------------------

            	For the 	For the	For the     For the    	March 24,
             	9-Months	9-Months	3-Months    3-Months   	1999
             	Ended       Ended       Ended		Ended		(Inception)
             	Sept 30,	Sept 30,	Sept 30	Sept 30	to Sept. 30
             	2004        2003        2004		2003		2004

Income       	$  -        $  -       	$  -		$  -		$  -

Expenses
  Organization
    expense          -           -           -		   -	  	  535
	          	-------     -------     -------	------	-------

Total expenses       -           -           - 		   -		  535
               	-------     -------     -------	-------	-------
NET LOSS             -           -           -		   -		 (535)
               	=======     =======     =======	=======	=======

                See accompanying notes to financial statements
                                       3

                       BOULEVARD ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                               TO SEPT 30, 2004
                                  (Unaudited)
                              --------------------

                                                           Deficit
                                                           Accumulated
                                               Additional  During
                         Common Stock Issued   Paid-In     Development
                          Shares     Amount    Capital     Stage        Total
                         -------     ------    -------    ----------    -----

Common Stock Issuance    1,000,000    $ 100     $  -        $  -       $ 100

Fair value of expenses
  contributed                   -        -        535          -         535

Net loss for the years ended:
 December 31, 1999              -        -         -          (535)     (535)
 December 31, 2000              -        -         -           -          -
 December 31, 2001              -        -         -           -          -
 December 31, 2002              -        -         -           -          -
 December 31, 2003              -        -         -           -          -
 Sept 30, 2004                  -        -         -           -          -
                          ---------   ------     -----     --------    ------
BALANCE AT
  SEPT 30, 2004          1,000,000    $ 100     $ 535       $(535)     $ 100
===================      =========    =====      =====      =======    ======

               See accompanying notes to financial statements
                                       4

                           BOULEVARD ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                               ------------------------

                                                                    For The Period
                                                                    From
                                    January 1,      January 1,      March 24, 1999
                                    2004 to         2003 to         (Inception) to
                                    Sept 30,2004    Sept 30,2003    Sept 30, 2004
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

(A) Organization and Business Operations

Boulevard Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2004, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation.
The Company's fiscal year end is December 31.

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

(C) Additional Paid-In Capital

Additional paid-in capital at September 30, 2004 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).

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

Dated:   November 12, 2004

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            November 12, 2004