Form 10QSB
period 2005-03-31
BOULEVARD ACQUISITION CORP
filed 2005-05-20
CIK 1122108

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                             March 31, 2005
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

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

         Class                   Outstanding at March 31, 2005

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None

                           PART I  -- FINANCIAL INFORMATION

                           BOULEVARD ACQUISITION CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                                     BALANCE SHEET
                                AS OF MARCH 31, 2005
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
                                                           =======


                  See accompanying notes to financial statements
                                       2

                     BOULEVARD ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                             (Unaudited)
                         -----------------------

             		For the     For the     March 24,
             		3-Months	3-Months	1999
             		Ended       Ended      (Inception)
             		March 31, 	March 31, 	to March 31,
             		2005        2004        2005

Income       		$  -        $  -       $  -

Expenses
  Organization
    expense       	   -           -          535
               		-------     -------     -------

Total expenses    	   -           -          535
               		-------     -------     -------
NET LOSS          	   -           -         (535)
               		=======     =======     =======

                See accompanying notes to financial statements
                                       3

                       BOULEVARD ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                           TO MARCH 31, 2005
                               (Unaudited)
                           --------------------

                                                           Deficit
                                                           Accumulated
                                               Additional  During
                         Common Stock Issued   Paid-In     Development
                          Shares     Amount    Capital     Stage        Total
                         -------     ------    -------    ----------    -----

Common Stock Issuance    1,000,000    $ 100     $  -        $  -       $ 100

Fair value of expenses
  contributed                   -        -        535          -         535

Net loss for the years ended:
 December 31, 1999              -        -         -          (535)     (535)
 December 31, 2000              -        -         -           -          -
 December 31, 2001              -        -         -           -          -
 December 31, 2002              -        -         -           -          -
 December 31, 2003              -        -         -           -          -
 December 31, 2004              -        -         -           -          -
 March 31, 2005                 -        -         -           -          -
                          ---------   ------     -----     --------    ------
BALANCE AT
  MARCH 31, 2005         1,000,000    $ 100     $ 535       $(535)     $ 100
===================      =========    =====      =====      =======    ======

               See accompanying notes to financial statements
                                       4

                           BOULEVARD ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                               ------------------------

                                                                    For The Period
                                                                    From
                                    January 1,      January 1,      March 24, 1999
                                    2004 to         2003 to         (Inception) to
                                    March 31,2005   March 31,2004   March 31, 2005
                                    -------------   -------------   --------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

Net loss                             $    -         $   -           $   (535)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses                      -             -                535
                                       -------        -------         --------
 Net Cash Used In Operating
     Activities                           -             -                 -
                                       -------        -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES      -             -                 -
                                       -------        -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of
      common stock                        -             -                100
                                       -------        -------          -------
 Net Cash Provided By Financing
    Activities                            -             -                100
                                       -------        -------          -------
INCREASE IN CASH AND CASH EQUIVALENTS     -             -                100

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                             100            100               -
                                       --------       --------         -------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                       $ 100           $100             $100
=========================              ========       ========         =======






                   See accompanying notes to financial statements
                                        5

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Boulevard Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2005, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended March 31, 2005 and 2004.

(E) Recent Accounting Pronouncements

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

(C) Additional Paid-In Capital

Additional paid-in capital at March 31, 2005 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).

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

NOTE 5     SUBSEQUENT EVENTS

The Company has entered into an agreement with a private food processing company for the acquisition of the Company to be the vehicle into which the assets and operations of the food processing company will be transferred. As part of the agreement, new directors were elected and new officers were appointed. The details of the transaction have not been finalized. When that occurs the Company will file a Form 8-K.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

	The Company has entered into an agreement with a private food processing company for the acquisition of the Company to be the vehicle into which the assets and operations of the food processing company will be transferred. As part of the agreement, new directors were elected and new officers were appointed. The details of the transaction have not been finalized. When that occurs, the Company will file a Form 8-K.

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


                                 BOULEVARD ACQUISITION CORPORATION

                                 By:   /s/ Stephen Fryer
                                            President
                                            Chief Financial Officer

Dated:   May 16, 2005

                    CERTIFICATIONS

                                                       EXHIBIT 31

CERTIFICATION PURSUANT TO SECTION 302


I, Stephen J. Fryer, Chief Executive Officer and Chief Financial
Officer of Boulevard Acquisition Corporation, certify that:

1.   I have reviewed the attached report on Form 10-QSB.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

      Date: May 16, 2005                /s/ Stephen J. Fryer
                                          President and Director and
                                          Chief Financial Officer

                                              EXHIBIT 32

CERTIFICATION PURSUANT TO SECTION 906

Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, the undersigned officer of the Boulevard Acquisition Corporation
(the "Company"), hereby certify to my knowledge that:

The Report on Form 10-QSB for the period ended May 31,
2005 of the Company fully complies, in all material respects, with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934, and the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section
906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange
Commission or its staff upon request.


                             /s/ Stephen J. Fryer
                                 President and Director and
                                 Chief Executivie Officer,
                                 Chief Financial Officer

Date:  May 16, 2005