Form 10QSB
period 2005-06-30
BOULEVARD ACQUISITION CORP
filed 2005-08-11
CIK 1122108

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
|X|              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                  June 30, 2005
   OR
|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

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

              Yes  |X|                        No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class              Outstanding at June 30, 2005

Common Stock, par value $0.0001                 300,000

Documents incorporated by reference:            None

               PART I  -- FINANCIAL INFORMATION

              BOULEVARD ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                  AS OF June 30, 2005
                       (Unaudited)
                  -----------------------

                                     ASSETS
                                     ------

Cash                                                                      $ 100
                                                                          -----
TOTAL ASSETS                                                              $ 100
                                                                          =====

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

LIABILITIES                                                               $  --

STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par value,
 20,000,000 shares authorized,
 none issued and outstanding                                                 --
Common Stock, $.0001 par value,
 100,000,000 shares authorized,
 300,000 issued and outstanding                                              30
Additional paid-in capital                                                  605
Deficit accumulated during
    development stage                                                      (535)
                                                                          -----
 Total Stockholder's Equity                                                 100
                                                                          -----
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                                                    $ 100
                                                                          =====

             See accompanying notes to financial statements

                        BOULEVARD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                             -----------------------

                                                                   March 24,
                                                                   1999
                 For the 6-months ended  For the 3-months ended    (Inception)
                  June 30  June 30         June 30  June 30        to June 30
                  2005     2004            2005      2004          2005
                 ------    ------         ------    ------          -----

Income           $   --    $   --         $   --    $   --          $  --

Expenses
  Organization
    expense          --        --             --        --            535
                 ------    ------         ------    ------          -----
Total expenses       --        --             --        --            535
                 ------    ------         ------    ------          -----
NET LOSS         $   --    $   --         $   --    $   --          $(535)
                 ======    ======         ======    ======          =====

                See accompanying notes to financial statements

                        BOULEVARD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                 FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                                TO JUNE 30, 2005
                                   (Unaudited)
                              --------------------

                                                                    Deficit
                                                                    Accumulated
                                                        Additional  During
                             Common Stock Issued        Paid-In     Development
                             Shares        Amount       Capital     Stage           Total
                           ----------    ----------    ----------   ----------    ----------
Common Stock Issuance       1,000,000    $      100    $       --   $       --    $      100

Fair value of expenses
  contributed                      --            --           535           --           535
Shares contributed           (700,000)          (70)           70
Net loss for the periods
ended:
 December 31, 1999                 --            --            --         (535)         (535)
 December 31, 2000                 --            --            --           --            --
 December 31, 2001                 --            --            --           --            --
 December 31, 2002                 --            --            --           --            --
 December 31, 2003                 --            --            --           --            --
 December 31, 2004                 --            --            --           --            --
 June 30, 2005                     --            --            --           --            --
                           ----------    ----------    ----------   ----------    ----------
BALANCE AT
  JUNE 30, 2005               300,000    $       30    $      605   $     (535)   $      100
========================   ==========    ==========    ==========   ==========    ==========

                 See accompanying notes to financial statements

                        BOULEVARD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            ------------------------

                                                                         For The Period
                                                                             From
                                           January 1,       January 1,    March 24,1999
                                            2005 to          2004 to      (Inception)to
                                          June 30, 2005    June 30,2004   JUNE 30, 2005
                                            ---------       ---------       ---------
CASH FLOWS FROM OPERATING
   ACTIVITIES:

Net loss                                    $      --       $      --       $    (535)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses                               --              --             535
                                            ---------       ---------       ---------
 Net Cash Used In Operating
     Activities                                    --              --              --
                                            ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES               --              --              --
                                            ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of
      common stock                                 --              --             100
                                            ---------       ---------       ---------
 Net Cash Provided By Financing
    Activities                                     --              --             100
                                            ---------       ---------       ---------
INCREASE IN CASH AND CASH EQUIVALENTS              --              --             100

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                      100             100              --
                                            ---------       ---------       ---------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                            $     100       $     100       $     100
=======================================     =========       =========       =========

                 See accompanying notes to financial statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Boulevard Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2005, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(E) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.153. This Statement addresses the measurement of exchanges of nonmonetary assets set forth in APB Opinion No. 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

NOTE 2 STOCKHOLDER'S EQUITY

(A) Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 1,000,000 shares of its common stock to Pierce Mill Associates, Inc. pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate consideration of $100. In April 2005, the sole shareholder contributed 700,000 shares to the Company which were retired. The contribution was made to facilitate the negotiations for the business combination discussed in Note 5 as a subsequent event

(C) Additional Paid-In Capital

Additional paid-in capital at June 30, 2005 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).

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

NOTE 5 SUBSEQUENT EVENT

The Company has entered into discussions with a private operating Company for the acquisition of the Company to be the vehicle into which the assets and operations of a private food processing company can be assumed. There is no definitive agreement on this potential transaction. To facilitate the discussions new Directors were elected and new officers were appointed.

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

ITEM 3. CONTROLS AND PROCEEDURES

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

                                       BOULEVARD ACQUISITION CORPORATION

Dated:   August 11, 2005               By:  /s/ Marshall F Sparks
                                            ------------------------------------
                                            Secretary

      Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ Marshall F Sparks         Director            August 11, 2005