Form 10QSB
period 2005-09-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2005-11-23
CIK 1122108

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from____________ to _____________


                        Commission file number 000-31385


                          GLOBAL FOOD TECHNOLOGIES, INC
               (Exact name of registrant as specified in charter)


            DELAWARE                                52-2257546
      (State incorporation)                       (IRS Employer
                                                Identification No.)


                    420 N Main Street, Pocatello, Idaho 83203

               (Address of principal executive offices)   (zip code)

                    (Issuer's telephone number)          208-232-0175

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [XX]    No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each issuer's classes of common equity, as of the last practicable date:

            Class                        Outstanding as of November 21, 2005
     ---------------------               -----------------------------------
Common stock, par value $0.0001                         23,808,137

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [ XX ]

                          GLOBAL FOOD TECHNOLOGIES, INC
                  (FORMALLY BOULEVARD ACQUISITION CORPORATION)
                         QUARTERLY REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION..................................................3
   ITEM 1.     FINANCIAL STATEMENTS.............................................3
   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS......12
   ITEM 3.     CONTROLS AND PROCEDURES.........................................16

PART II - OTHER INFORMATION....................................................17
   ITEM 1.  LEGAL PROCEEDINGS..................................................17
   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES............................17
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................18
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................18
   ITEM 5.  OTHER INFORMATION..................................................18
   ITEM 6.  EXHIBITS...........................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GLOBAL FOOD TECHNOLOGIES, INC
                   (FORMALLY BOULEVARD ACQUISITION CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                              September 30,
                                                                  2005
                                                              -------------
                                      ASSETS
                                      ------
Current Assets
     Cash                                                     $  3,270,542
     Prepaid expenses                                              189,905
                                                              ------------
          Total Current Assets                                   3,460,447

Fixed Assets - net                                                 225,922

Best system                                                      3,157,111

Other asset                                                         11,500
                                                              ------------

TOTAL ASSETS                                                  $  6,854,980
                                                              ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
    Accounts payable                                          $    161,563
    Accrued liabilities                                            130,237
                                                              ------------
         Total Current Liabilities                                 291,800
                                                              ------------

Stockholders' Equity

     Preferred stock, $.0001 par value, 20,000,000
        shares authorized, none outstanding                             --

     Common stock, $.0001 par value, 100,000,000 shares
        authorized, 23,808,137 shares issued and
        outstanding                                                  2,381

     Additional paid-in capital                                 26,181,717

     Deferred cost of stock issued for services                 (1,100,000)

     Deficit Accumulated During the Development Stage          (18,520,918)
                                                              ------------
Total Stockholders' equity                                       6,563,180

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  6,854,980
                                                              ============


                   See notes to condensed financial statements

                          GLOBAL FOOD TECHNOLOGIES, INC
                   (FORMALLY BOULEVARD ACQUISITION CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                        THE PERIOD
                                                                                                         FROM JULY
                                      For the Three Months Ended       For the Nine Months Ended          25, 2001
                                            September 30,                    September 30,              (INCEPTION)
                                   -----------------------------     -----------------------------    TO SEPTEMBER 30,
                                        2005             2004             2005             2004             2005
                                   ------------     ------------     ------------     ------------     ------------
Revenues                           $         --     $         --     $         --     $         --     $         --

Expenses
     Marketing                          387,911            1,400          758,782            9,057          773,905
     General and administrative         270,631          249,315        1,107,825          966,823        4,075,038
     Research and development
         Outside party expense        1,545,921          675,218        2,802,676          616,756        9,515,787
         Paid to related parties             --               --               --          305,000        1,422,000
     Depreciation                        25,903           25,065           77,709           74,275          302,218
     Merger related costs             2,340,000               --        2,340,000               --        2,340,000
     Interest                                --               --               --               --           91,970
                                   ------------     ------------     ------------     ------------     ------------
          Total Expenses              4,570,367          950,998        7,086,992        1,971,911       18,520,918
                                   ------------     ------------     ------------     ------------     ------------
NET LOSS                           $ (4,570,367)    $   (950,998)    $ (7,086,992)    $ (1,971,911)    $(18,520,918)
                                   ------------     ------------     ------------     ------------     ------------

Loss per share, basic and
diluted                            $      (0.22)    $      (0.05)    $      (0.35)    $      (0.11)
                                   ============     ============     ============     ============

Weighted average shares              20,989,080       18,541,634       20,362,145       18,355,997
                                   ============     ============     ============     ============


                   See notes to condensed financial statements

                          GLOBAL FOOD TECHNOLOGIES, INC
                   (FORMALLY BOULEVARD ACQUISITION CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO SEPTEMBER 30, 2005
                                   (Unaudited)


                                                                       Deferred
                                                                        cost of         Deficit            Total
                                                                         stock        Accumulated       Stockholders'
                                     Common Stock        Additional     issued         During the        Development
                                ---------------------      Paid-in        for         Development           Stage
                                 Shares        Amount      Capital      services         Stage             Equity
                                ----------     ------     ---------    ---------      -----------       -------------
Issuance to founders at
inception, at par               10,333,333     1,033        (1,002)                                             31
Sales for cash                     298,706        30       154,008                                         154,038
Premium on mandatory
redeemable preferred stock                                (200,800)                                       (200,800)
Net loss                                                                                 (957,269)        (957,269)
                               ----------------------------------------------------------------------------------
Balance , December 31,2001      10,632,039     1,063       (47,794)                      (957,269)      (1,004,000)
                               ----------------------------------------------------------------------------------
Sales for cash                   4,848,575       485     4,308,374                                       4,308,859
Premium on mandatory
redeemable preferred stock                                 (12,500)                                        (12,500)
Net loss                                                                               (3,584,307)      (3,584,307)
                               ----------------------------------------------------------------------------------
Balance, December 31, 2002      15,480,614     1,548     4,248,080                     (4,542,576)        (291,948)
                               ----------------------------------------------------------------------------------
Sales for cash                   2,155,353       216     3,865,864                                       3,866,080
Premium on mandatory
redeemable preferred stock                                (291,800)                                       (291,800)
Net loss                                                                               (4,265,029)      (4,265,029)
                               ----------------------------------------------------------------------------------
Balance, December 31, 2003      17,635,967     1,764     7,822,144                     (8,806,605)        (982,697)
                               ----------------------------------------------------------------------------------
Sales for cash                   1,199,081       120     4,434,772                                       4,434,892
Premium on mandatory
redeemable preferred stock                                 (37,501)                                        (37,501)
Imputed warrant cost                                         3,400                                           3,400
Net loss                                                                               (2,626,786)       (2626,786)
                               ----------------------------------------------------------------------------------
Balance, December 31, 2004      18,835,048     1,884    12,222,815                    (11,433,391)         791,308
                               ----------------------------------------------------------------------------------
Sales for cash                   1,662,605       166     7,630,635                                       7,630,801
Premium on preferred stock                                (271,120)                                       (271,120)
Imputed warrant cost                                        15,300                                          15,300
Stock issued for services          45,500          5       204,742                                         204,747
Conversion of mandatory
redeemable preferred
stock                           2,400,540        240     2,938,886                                       2,939,126
Stock transferred in
consummation of merger            100,000         10           535                           (535)              10
Stock issued for merger
related costs                     520,000         52     2,339,948                                       2,340,000
Stock issued for media
contract                          244,444         24     1,099,976      (1,100,000)                             --
Net loss                                                                               (7,086,992)      (7,086,992)
                               ----------------------------------------------------------------------------------
Balance,
September 30. 2005             23,808,137   $  2,381  $ 26,181,717   $  (1,100,000) $ (18,520,918)     $ 6,563,180
                               ==================================================================================


                   See notes to condensed financial statements

                          GLOBAL FOOD TECHNOLOGIES, INC
                   (FORMALLY BOULEVARD ACQUISITION CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       THE PERIOD
                                                                                        FROM JULY
                                                                                        25, 2001
                                                      For the Nine Months Ended        (INCEPTION)
                                                             September 30,                 TO
                                                    -----------------------------      SEPTEMBER 30,
                                                        2005             2004             2005
                                                    ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                            $ (7,086,992)    $ (1,971,911)    $(18,520,918)
     Depreciation                                         77,709           74,275          302,218
     Warrant issue cost                                   15,300               --           18,700
     Stock issued for services                           204,747               --          204,747
     Stock issued as cost of merger                    2,340,000               --        2,340,000
     Decrease in prepaid expenses                         62,222          (42,126)        (189,905)
     Decrease in current liabilities                     (86,744)         219,118          291,800
                                                    ------------     ------------     ------------
Cash used in Operating Activities                     (4,473,758)      (1,720,644)     (15,553,358)
                                                    ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in BEST system                                  --       (2,109,754)      (3,157,111)
     Increase in property                                (10,080)          (9,192)        (528,140)
     Increase in deposits                                 (2,500)                          (11,500)
                                                    ------------     ------------     ------------
Cash used in Investing Activities                        (12,580)      (2,118,946)      (3,696,751)
                                                    ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common and preferred  stock               7,630,801        3,566,891       22,520,651
                                                    ------------     ------------     ------------
Net Cash Provided by Financing Activities              7,630,801        3,566,891       22,520,651
                                                    ------------     ------------     ------------
INCREASE (DECREASE) IN CASH                            3,144,463         (272,699)       3,270,542

CASH - BEGINNING OF PERIOD                               126,079          421,568               --
                                                    ------------     ------------     ------------
CASH - END OF PERIOD                                $  3,270,542     $    148,869     $  3,270,542
                                                    ============     ============     ============

SUPPLEMENTAL DISCLOSURES

Non-cash financing transactions
Conversion of redeemable preferred stock            $  2,939,126     $         --     $  2,939,126
                                                    ============     ============     ============
Accretion of redemption value of preferred stock    $    271,120     $         --     $    813,714
                                                    ============     ============     ============

                         See notes to condensed financial statements

                          GLOBAL FOOD TECHNOLOGIES, INC
                   (FORMALLY BOULEVARD ACQUISITION CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

1. DESCRIPTION AND NATURE OF THE BUSINESS, ORGANIZATION AND BASIS OF
PRESENTATION

Global Food Technologies, Inc. ("we" or "us") is a biotechnology company focused on food safety processes for the food processing industry dedicated to using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood, poultry and meat, and to make those products safer for human consumption. We have applied the research and technology developed over the prior four years into the "BEST" food processing system. We have had no revenues to date and thus continue operations in the development stage. Our ability to commercialize the BEST system will depend, among other things, on our ability to demonstrate the merits of the BEST system and develop markets and alliances to penetrate those markets.

(a) ORGANIZATION

Boulevard Acquisition Corporation, ("BAC") a Delaware corporation was incorporated on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a private business. The Company's fiscal year is December 31.

On August 19, 2005, the Company entered into an Asset Acquisition Agreement with Global Food Technologies, Inc ("GFT") and Solvis Group, Inc. whereby BAC agreed to acquire all of the assets and properties subject to all claims, liabilities and obligations of GFT in exchange for 22,943,693 of BAC's shares, representing approximately ninety-seven percent (97%), of BAC's issued and outstanding capital stock. BAC issued Solvis Croup, Inc. 520,000 shares as facilitation for the merger, the fair value of the shares, $2,340,000, being charged to expense as a cost of the merger.

The acquisition has been accounted for as a reverse merger (recapitalization) with GFT being deemed the accounting acquirer and BAC being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of GFT (since July 25, 2001, date of inception) as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer stock with an offset to additional paid in capital. The basis of the assets and liabilities of GFT, the accounting acquirer, have been carried over in the recapitalization. Subsequent to the acquisition, the Company changed its name to Global Food Technologies, Inc

                          GLOBAL FOOD TECHNOLOGIES, INC
                   (FORMALLY BOULEVARD ACQUISITION CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


(b) BASIS OF PRESENTATION

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2005, the results of operations and the cash flows for the nine and three months ended September 30, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein no misleading. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004 and 2003, included in a Form 8K-A filed with the Securities and Exchange Commission on November 4, 2005.

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

The Company's results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

(c) GOING CONCERN

We are currently a development stage enterprise. All loses accumulated since the inception of business have been considered as part of our development stage activities. The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, we have been engaged in product development and pre-operational activities. No revenue has been generated and we have incurred accumulated losses and negative operating cash flows of $18,520,918 and $15,553,358 as of September 30, 2005. Continuation of our existence is dependant on our ability to raise additional capital and achieve sustained profitable operations.

The uncertainty related to these conditions raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          GLOBAL FOOD TECHNOLOGIES, INC
                   (FORMALLY BOULEVARD ACQUISITION CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


(d) ACCOUNTING POLICIES

Loss per share - Loss per share was computed using the weighted average number of shares of common stock equivalents outstanding during the period. Stock purchase warrants were not used in the computation as their effect would be antidilutive.

Recent accounting pronouncements - References to the "FASB", "SFAS" and "SAB" herein refer to the "Financial Accounting Standards Board", "Statement of Financial Accounting Standards", and the "SEC Staff Accounting Bulletin", respectively. In December 2004 the FASB issued SFAS No. 123(R) which revised SFAS No. 123 to require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are not met; those conditions are much the same as the related conditions in Statement 123. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement. The statement is not effective for small business issuers until the first annual reporting period beginning after December 15, 2005. The Company will adopt the requirements of SFAS No. 123(R) beginning fiscal 2006.

In November, 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and re- handling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for the Company in the first quarter of 2006.

2. REDEEMABLE PREFERRED STOCK

We are authorized to issue Twenty Million (20,000,000) shares of Preferred stock with a par value of $.0001. In 2001, Eight Million (8,000,000) were designated "Series A" Preferred Stock and 2,440,540 shares were sold for cash to investors at prices ranging from $0.75 to $4.50 per share through 2004. All Redeemable Preferred stock was redeemed or converted to Common Stock as of September 30, 2005. There is no Preferred Stock outstanding.

                          GLOBAL FOOD TECHNOLOGIES, INC
                   (FORMALLY BOULEVARD ACQUISITION CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The redemption feature required a demand by a shareholder of Series A Preferred Stock of sixty (60) days notice prior to the end of the calendar year for all or a portion of the Series A Preferred Stock held at redemption premiums of 125% in 2004, 150% in 2005 and 175% in 2006. The premium applies to the original issuance price. The redemption provision expires on January 1, 2007 and any unredeemed Series A Preferred Stock would automatically be converted to Common Stock.

We accreted the redemption value over the period on a straight-line basis with a charge to additional paid in capital and a credit to Redeemable Series A Preferred Stock. The Redeemable Series A Preferred Stock was originally classified as a liability and not in Stockholders' equity on the historical balance sheets of the Company prior to the acquisition and merger discussed in
Note 1(a). The preferred stock transactions are set forth in the following table after giving effect to the reverse stock split of 1 for 3 (see Note 3) on the outstanding preferred shares:

                                                                         Preferred
Fiscal                                                Redemption           Shares
year                                 Sale proceeds      Premium         outstanding
----                                 -------------      -------         -----------
2001   Sale at $.75 per share        $   803.200     $     200,800       1,070,933
2002   Sale at $.75 per share        $    50,000     $      12,500          66,667
2003   Sale at $.93 per share        $ 1,167,205     $     291,800       1,269,607
2004   Sale at $4.50 per share       $   150,000     $      37,501          33,333
       Balance, December, 31 2004    $ 2,170,405     $     542,601       2,440,540
2005   Accretion                                     $     271,300
2005   Redemption by estate          $   (30,000)    $     (15,000)        (40,000)

2005   Conversion                    $(2,140,405)    $    (798,901)     (2,400,540)
       Balance, September 30,2005    $         0     $           0               0

3. SHAREHOLDERS' EQUITY

        STOCK ISSUANCES. We have been continually selling stock to fund operations since inception. The initial capitalization was the issuance of 100,000 shares of Common Stock to the founder in 1999. The merger of GFT reflects the issuance of 10,333,333 shares Common Stock to its founders in 2001. Through December 31, 2004 the Common and Preferred Stock were sold in various offerings resulting in 10,902,254 shares being issued for cash with total net proceeds of $14,904,214.

Stock sales continue to fund operations and in the nine months ended September 30, 2005, 1,662,605 shares of Common Stock were sold for cash proceeds of $7,630,801. An additional 45,500 shares of Common Stock were issued to employees and consultants for services and were recorded at the fair market value of $204,750. Also see Note 5 for 244,444 shares of Common Stock issued for a media agreement.

                          GLOBAL FOOD TECHNOLOGIES, INC
                   (FORMALLY BOULEVARD ACQUISITION CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

        WARRANTS. At December 31, 2004 we had issued 1,148,847 warrants, exercisable for 5 years at $5.70, in conjunction with sales of common stock. We continued this practice in 2005 and as of September 30, 2005 had issued an additional 706,823 warrants exercisable at $4.50 for 3 years in connection with our equity offerings. In 2004 a warrant to acquire 200,000 shares at $4.50 was issued for services valued at $20,400 which was amortized over the one year life of the contract with $15,300 being expensed in the nine months ended September 30, 2005. No Warrants have been exercised. At September 30, 2005 there were 2,055,669 Warrants outstanding.

        STOCK OPTION PLAN. A Stock Incentive Plan was adopted for the equity participation of employees, outside directors and associates of the Company, the plan adopted included Five Million (5,000,000) shares and as a result of the reverse stock split is reduced to One Million Six Hundred Sixty Six Thousand shares of Common Stock to be awarded in the amounts and on the conditions set forth by the Board in accordance with the terms of the Plan. No awards have been made under the plan.

        REVERSE STOCK SPLIT. In September 2005, the Board of Directors declared a reverse stock split of 1:3 in the shares outstanding to replace with one share each of three shares outstanding. This reduced the 71,424,411 common shares outstanding at September 30, 2005 to 23,808,137. In effecting the split we are required to pay cash, estimated at $10,000, for any fractional shares resulting. All shares and per share amounts have been retroactively restated to reflect the split as of the first period presented.

4. RELATED PARTY TRANSACTIONS

In 2002 the founding officers were advised by our patent counsel to further isolate the intellectual property being developed by performing the research and development effort in a separate contracting entity. The officers formed Foodsafe, LLC and dealt with third party vendors through its operations. Funds were advanced by us as needed to support the operations. All intellectual property and prototypes developed were our property by virtue of the funding arrangement and the system developed was capitalized on our balance sheet. This arrangement was terminated in November 2004 and Foodsafe LLC was disbanded. The three founding officers (one of whom is no longer associated with us) of the company received incentive compensation through Foodsafe related to development progress on the BEST system. These payments amounted to $305,000 for the nine months ended September 30, 2004 and were $1,422,000 from the period of inception to September 30, 2005.

In June 2003 we relocated our scientific and engineering office from the manufacturing facility to a separate building. The building is owned by two of our founders and officers in the name of K&M Holdings LLC. The rental arrangement is on a month to month basis in the amount of $1,398 per month

                          GLOBAL FOOD TECHNOLOGIES, INC
                   (FORMALLY BOULEVARD ACQUISITION CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

5. MEDIA AGREEMENT

On September 30, 2005, we entered into a three year contract for media production and distribution services with Global Media Fund, LLC ("GMF"). GMF will provide nationally syndicated newspaper and radio features about GFT, it's BEST process and food safety issues to 10,000 newspapers and 6,000 radio stations. The cost of the contract totals $4,500,000, with cash of $50,000 and common stock with a value of $1,100,000 payable at signing and additional common stock with an aggregate value of $1,100,000 payable in three installments in 2006. Based on the market price of our stock at the date of the agreement, these issuances aggregating $2,200,000 in stock value result in a commitment to issue 488,889 shares. Of this amount 244,444 shares, valued at $1,100,000 were issued on September 30, 2005 and have been reflected as deferred cost of stock for services in the accompanying statements of stockholders equity. The remaining cost of $2,250,000 will be paid in shares valued at 90% of market price at the time of issuance (with a floor price of $4.50) in twelve quarterly installments beginning January 2006. The maximum share commitment for this component of cost at the minimum price is 500,000 shares. The cost of each share issuance will be recorded as a deferred cost offset to paid in capital and will be recorded as an expense as the value is earned by the performance of services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following presentation of Management's Discussion and Analysis has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

CORPORATE HISTORY

Global Food Technologies, Inc. ("us", "we", "our", or the "Company") was incorporated on March 24, 1999, under the laws of the State of Delaware as Boulevard Acquisition Corporation to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination. On August 19, 2005, we entered into an Asset Acquisition Agreement, as amended by an Amendment No.1 to Asset Acquisition Agreement, dated as of November 21, 2005 (as amended, the "AGREEMENT") with Solvis, Inc. ("SOLVIS") and Global Food Technologies, Inc., a privately held Delaware corporation ("GFT") engaged in the research and development of food safety technologies, pursuant to which we acquired substantially all of the assets and liabilities of GFT in exchange for 22,943,693 shares of our common stock, which at the time, represented approximately 97% of our issued and outstanding common stock (the "TRANSACTION"). Contemporaneous with the closing of the Transaction, our then officers and directors immediately resigned and the officers and directors of GFT were appointed to such positions with our Company. Accordingly, the Transaction resulted in a change of control and was accounted for as a reverse merger (recapitalization), and GFT, our accounting acquirer. Contemporaneous with the closing of the Transaction, we changed our name to Global Food Technology, Inc., and adopted the business plan of GFT. In September, 2005, GFT changed its name to Global Food Tech, Inc. (hereafter, "GFT"). On October 3, 2005, we amended our Articles of Incorporation to change the name of our Company to Global Food Technologies, Inc.

Prior to the Transaction, on August 11, 2005, we entered into a Stock Purchase Agreement with Solvis and Pierce Mill Associates, Inc. ("PIERCE MILL") pursuant to which we issued 520,000 shares (as adjusted for our reverse stock split) of our common stock to Solvis, which at the time of the issuance, represented approximately 84% of our total issued and outstanding capital stock. The purpose of this transaction was to provide Solvis with a controlling interest in our Company to effect the transactions contemplated by the Asset Acquisition Agreement. This issuance was consideration paid to Solvis for introducing us to the GFT opportunity and was accounted for in our financial statements as a cost associated with the Transaction. Contemporaneous with the Stock Purchase Agreement, the parties entered into a Side Letter Agreement (the "SIDE LETTER"), pursuant to which we agreed to register the shares of our common stock held by Solvis, and the remaining 100,000 shares of our common stock retained by Pierce Mill.

GFT was originally formed as a limited liability company in 2000 to engage in research and development of food safety technologies, but had no operations until it received funding on June 25, 2001. On August 1, 2001, GFT was incorporated in the State of Delaware, and the limited operations of the limited liability company were merged into the new corporation on November 19, 2001, with the exchange of interest for shares of stock in the new corporation. Immediately prior to the Transaction, GFT was engaged in the research and development of its proprietary scientific food processing technologies to increase the quality and value of commercially packaged seafood, poultry and other meats, and to make these products safer for human consumption through the elimination of disease causing bacteria. As a result of the Transaction, we have adopted the business plan of GFT and intend to continue to research, develop, market and license our patented food processing technologies.

As a result of our acquisition of substantially all of the assets and liabilities of GFT, we are now engaged in the research and development of food safety technologies designed to significantly reduce the presence of salmonella, camphylobactor and other bacterial pathogens found in seafood, chicken and poultry. We plan to distribute our products and generate revenue by providing our proprietary method and processing equipment to food processors under the terms of negotiated price-per-pound service contracts.

REVERSE STOCK SPLIT

In September 2005, our Board of Directors declared a reverse stock split exchanging one share of our common stock for every three shares of our common stock outstanding as of the record date, September 30, 2005. This reduced our outstanding common stock at September 30, 2005 from 71,424,411 shares outstanding to 23,808,137 shares outstanding. In effecting the split, we were required to pay cash, estimated at $10,000 for any fractional shares outstanding. All shares and per share amounts referenced in this Report have been retroactively restated to reflect this reverse stock-split.

PLAN OF OPERATION

From the commencement of GFT's research and development activities in 2001, we have raised substantial equity capital to fund the development of the BEST(TM) processing system. The BEST(TM) system is now fully developed and ready for market introduction. To date, neither we nor GFT have generated any revenues and GFT has incurred accumulated losses of $18,520,918 and negative operating cash flows of $15,553,358.

During the next twelve months, we intend to aggressively market our products and to create brand awareness of our BEST(TM) systems and other food processing technologies. On September 30, 2005, we entered into a three year agreement with Global Media Fund, LLC to produce and distribute advertising with the value of approximately $54,000,000 to be placed in nationally syndicated newspaper and/or radio features distributed to over 10,000 newspapers and 6,000 radio stations. We intend to pay for this advertising through the issuance of shares of our common stock (see Item 2, Unregistered Sales of Equity Securities). We plan to attend various trade shows and industry conferences in order generate awareness of our products and food processing technologies, including the following trade shows:

   -  West Coast International Seafood Show;

   -  Atlanta International Poultry Expo;

   -  Brussels Seafood Show / Seafood Processing Europe;

      Aqua International, Norway;

   -  Boston Seafood Show / Seafood Processing America;

   -  Aqua-Sur, Santiago, Chile;

   -  Vietfish Vietnam;

   -  Worldwide Food Expo; and

   -  China Seafood Expo.

We intend on participating in the following industry conferences:

   -  Institute of Food Technologists Expo;

   -  Food Marketing Institute Annual Business Conference;

   -  Food Safety Conference (International Association for Food Protection);
      and

   -  National Food Policy Conference.

Currently, we have no debt and did not acquire any debt from GFT in the Transaction. GFT has raised enough capital through the issuance of its common stock to build two BEST(TM) processing systems and to cover our operating costs for the next six months. We may raise additional capital over the next twelve months to cover our operating costs for an additional year and to build more of our BEST(TM) processing systems. The raise of additional capital may entail the issuance of additional shares of our common stock and equity securities. We are aggressively exploring commercial and joint venture financing opportunities and are exploring structuring relationships with our processor/customers with sale and lease-back arrangements.

We plan to continue development and adoption of the BEST(TM) system to poultry processing and of our own proprietary anti-microbial solution to be used in conjunction with the BEST(TM) systems in the following twelve months. Anti-microbial solutions are scientifically engineered specifically for the product being processed (i.e., cod solution, salmon solution, shrimp solution) by the BEST(TM) system operator.

We feel that we have adequate plant capabilities and capacity and sufficient qualified personnel to achieve our planned operations over the next twelve months. An increase in the number of BEST(TM) systems produced and installed beyond the next two systems will require outsourcing of much of the fabrication, integration and installation of the BEST(TM) systems supervised by our existing personnel. Non-technical support personnel may be added as needed to deal with any increase in administrative activity. We do not anticipate any purchase or sale of plant and significant equipment or any significant changes in the number of our employees in the next twelve months.

(b) RESULTS OF OPERATION FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005.

As discussed above, the Transaction resulted in a change of control. Accordingly, GFT is considered our accounting acquirer. Below, we discuss the results of operations of GFT for the three and nine months ended September 30, 2005. As used in this section (b) of our Management's Discussion and Analysis or Plan of Operation, all references to "we", "our", "us", or the "Company" refer to GFT, as the results of GFT's operations become our historical results of operations as result of the Transaction.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2005.

                              FOR THE THREE MONTHS ENDED
                           SEPT. 30,               SEPT. 30,
                              2005                   2004                 Change                 Change
                              ($)                     ($)                   ($)                   (%)
                       -----------------      ----------------       ----------------       ----------------
Revenues               $              --      $             --       $             --       %             --

Expenses
  Marketing                      387,911                 1,400                386,511               27607.93%
  General and
  Administrative
  Expenses                       270,631               249,315                 21,316                   8.55%

  Research and
  Development                  1,545,921               675,218                870,703                 128.95%
    Outside Party
    Expense                    1,545,921               675,218                870,703                 128.95%
    Paid to Related
    Parties                           --                    --                     --                     --
  Depreciation                    25,903                25,065                    838                   3.34%
  Merger Related
  Costs                        2,340,000                    --              2,340,000                     --
  Interest                            --                    --                     --                     --
                       -----------------      ----------------       ----------------       ----------------
    Total Expenses             4,570,366               950,998              3,619,368                 380.59%
                       -----------------      ----------------       ----------------       ----------------

NET LOSS               $      (4,570,366)     $       (950,998)      $     (3,619,368)                380.59%
                       =================      ================       ================       ================

REVENUES

Since our inception and the inception of GFT, neither we nor GFT have had any revenues from operations. Since the inception of GFT, GFT has operated mainly as a research and development company.

MARKETING EXPENSES

Marketing expenses for the three months ended September 30, 2005 increased to $387,911 from $1,400 for the three months ended September 30, 2004. This increase in marketing expenses of $386,511, or approximately 27,607.9% over the prior period is the result of our efforts to market and install our now developed BEST(TM) system. In this regard, a complete marketing staff, marketing agencies, and consultants were employed during the three months ended September 30, 2005. In addition, marketing expenses incurred in connection with our participation in foreign industry and trade shows and travel to potential foreign customers in Viet Nam and Chile constituted a substantial component of this increase in our marketing expenses over the prior period.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2005 increased to $270,631 from $249,315 for the three months ended September 30, 2004. This increase in our general and administrative expenses of $21,316, or approximately 8.55% over the prior period is due to the incurrence of a substantial amount of legal and accounting expenses associated with our recapitalization transaction as well as the completion of our first annual audit.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses, consisting primarily of outside party expenses, for the three months ended September 30, 2005 increased to $1,545,921 from $657,218 for the three months ended September 30, 2004. This increase in research and development expenses of $870,703, or approximately 128.95% over the prior period is due primarily to the capitalization of a substantial portion of our research and development expenditures in 2004 as the BEST(TM) system asset on our balance sheet. The nine month percentage increase (discussed below) over the three month percentage increase is due to a spike in spending on structural modifications to the existing BEST(TM) system and our purchase of long lead-time components for the next two BEST(TM) systems in the first half of our fiscal year ending December 31, 2005.

MERGER RELATED COSTS

Merger related costs for the three-month period ended September 30, 2005 of $2,340,000 was a one time, non-cash expense related to the shares of our restricted common stock issued to Solvis, Inc. ("SOLVIS") in the Transaction. We did not incur a comparable expense for the three months ended September 30, 2004. The shares were issued pursuant a Stock Purchase Agreement with Solvis and Pierce Mill Associates, Inc. pursuant to which we issued 520,000 shares (as adjusted for our reverse stock split) of our common stock to Solvis, which at the time of the issuance, represented approximately 84% of our total issued and outstanding capital stock. The purpose of this transaction was to provide Solvis with a controlling interest in our Company in order to effect the transactions contemplated by the Asset Acquisition Agreement. Subsequent to the Transaction, the shares issued to Solvis constituted approximately 3% of our outstanding common stock, and such issuance was accounted for in our financial statements as a cost associated with the Transaction.

NET LOSS

Net loss for the three-month period ended September 30, 2005 increased to $4,570,366 compared to $950,988 for the three-month period ended September 30, 2004. This increase in our net loss of $3,619,368, or approximately 380.59% over the prior period is due primarily to an increase in our marketing expenses, an increase in expenses associated with our research and development activities, as well one time costs associated with the Transaction.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2005.

                                            FOR THE NINE MONTHS ENDED
                         SEPT. 30,                 SEPT. 30,
                            2005                      2004                 CHANGE                 CHANGE
                            ($)                       ($)                    ($)                   (%)
                      -----------------       -----------------       ----------------       ---------------
Revenues              $              --       $              --       $             --       %            --

Expenses
  Marketing                     758,782                   9,057                749,725                8277.9%
  General and
  Administrative
  Expenses                    1,107,825                 966,823                141,002                  14.6%
  Research and
  Development                 2,802,676                 921,756              1,880,920                 204.1%
    Outside Party
    Expense                   2,802,676                 616,756              2,185,920                 354.4%
    Paid to
    Related Parties                  --                 305,000              (305,000)                -100.0%
  Depreciation                   77,709                  74,275                  3,434                   4.6%
  Merger Related
  Costs                       2,340,000                      --              2,340,000                    --
  Interest                           --                      --                     --                    --
                      -----------------       -----------------       ----------------       ---------------
    Total Expenses            7,086,992               1,971,911              5,115,081                 259.4%
                      -----------------       -----------------       ----------------       ---------------

NET LOSS              $      (7,086,992)      $      (1,971,911)      $     (5,115,081)                259.4%
                      =================       =================       ================       ===============

REVENUES

Since our inception and the inception of GFT, neither we nor GFT have had any revenues from operations. Since the inception of GFT, GFT has operated mainly as a research and development company.

MARKETING EXPENSES

Marketing expenses for the nine months ended September 30, 2005 increased to $758,782 from $9,057 for the nine months ended September 30, 2004. This increase in marketing expenses of $749,725, or approximately 8,277.9% over the prior period is the result of our efforts to market and install our now developed BEST(TM) system. In this regard, a complete marketing staff, marketing agencies, and consultants were engaged during the nine months ended September 30, 2005 to assist us with our marketing efforts. In addition, marketing expenses incurred in connection with our participation in foreign industry and trade shows and travel to potential foreign customers in Viet Nam and Chile constituted a substantial component of this increase in our marketing expenses over the prior period.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the nine months ended September 30, 2005 increased to $1,107,825 from $966,823 for the nine months ended September 30, 2004. This increase in our general and administrative expenses of $141,002, or approximately 14.6% over the prior period is due to the incurrence of a substantial amount of legal and accounting expenses associated with our recapitalization transaction as well as the completion of our first annual audit.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses, consisting primarily of outside party expenses and amounts paid to related parties, for the nine months ended September 30, 2005 increased to $2,802,676 from $921,756 for the nine months ended September 30, 2004. For the nine months ended September 30, 2004, the aggregate amount paid to related parties in connection with our research and development efforts was $305,000 and was accounted for as a research and development expense. We did not have a comparable expense for the nine months ended September 30, 2005. The increase in our overall research and development expenses of $1,880,920, or approximately 204.1% over the prior period is due primarily to the capitalization of a substantial portion of our research and development expenditures in 2004 as the BEST(TM) system asset on our balance sheet. The nine month percentage increase over the three month percentage increase (discussed above) is due to a spike in spending on structural modifications to the existing BEST(TM) system and our purchase of long lead-time components for the next two BEST(TM) systems in the first half of our fiscal year ending December 31, 2005.

MERGER RELATED COSTS

Merger related costs for the nine-month period ended September 30, 2005 of $2,340,000 was a one time, non-cash expense related to the shares of our restricted common stock issued to Solvis in the Transaction. We did not incur a comparable expense for the nine months ended September 30, 2004. The shares were issued pursuant a Stock Purchase Agreement with Solvis and Pierce Mill Associates, Inc. pursuant to which we issued 520,000 shares (as adjusted for our reverse stock split) of our common stock to Solvis, which at the time of the issuance, represented approximately 84% of our total issued and outstanding capital stock. The purpose of this transaction was to provide Solvis with a controlling interest in our Company in order to effect the transactions contemplated by the Asset Acquisition Agreement. Subsequent to the Transaction, the shares issued to Solvis constituted approximately 3% of our outstanding common stock, and such issuance was accounted for in our financial statements as a cost associated with the Transaction.

NET LOSS

Net loss for the nine-month period ended September 30, 2005 increased to $7,086,992 compared to $1,971,911 for the nine-month period ended September 30, 2004. This increase in our net loss of $5,115,081, or approximately 259.4% over the prior period is due primarily to an increase in our marketing expenses, an increase in expenses associated with our research and development activities, as well one time costs associated with the Transaction.

LIQUIDITY AND CAPITAL RESOURCES

                                                              September 30,         September 30,                July 25,
                                                                       2005                  2004                   2001*
                                                                       ----                  ----                   -----
Net cash used in operating activities                         $   4,473,758         $   1,720,644            $ 15,553,358
Net cash used in investing activities                                12,580             2,118,946               3,696,751
Net cash provided by financing activities                         7,630,801             3,566,891              22,520,651

--------------
*  Date of Inception of GFT.

GENERAL

For the nine months ended September 30, 2005, we had positive cash flows of $3,144,463 resulting from $4,473,758 of cash used in our operating activities, $12,580 of cash used in our investing activities, and $7,630,801 of cash provided by our financing activities. Accordingly, for the nine months ended September 30, 2005, our funds from operations were sufficient to cover our daily operations as further explained below, and that the $3,270,542 cash balance at September 30, 2005 is sufficient to meet our operating needs for the next six months including the construction of two BEST(TM) systems for commercialization. Historically, the sole source of cash for GFT has been the sale of its equity to investors. We expect to generate revenue from the installation and operation of the BEST(TM) systems, however, delays, export complications or a number of other contingencies may require us to attempt to raise funding through additional sales of our equity. We feel that commercial financing is available to construct and install our BEST(TM) processing systems but have not identified any sources of such financing.

CASH USED IN OUR OPERATING ACTIVITIES

Net cash used in our operating activities of $4,473,758 for the nine months ended September 30, 2005 was primarily attributable to our net loss from operations of $7,086,992, offset by a depreciation expense of $77,709, costs associated with the issuance of warrants of $15,300, stocks issued for services of $204,747, stock issued as a cost of the Transaction of $2,340,000, decrease in prepaid expenses of $62,222, and a decrease in current liabilities of $86,744.

CASH USED IN OUR INVESTING ACTIVITIES

Net cash used in our investing activities of $12,580 for the nine months ended September 30, 2005 was due primarily to an increase in property and deposits.

CASH PROVIDED BY OUR FINANCING ACTIVITIES

Net cash of $7,630,801 was provided from the sale of the common stock during the nine months ended September 30, 2005.

INTERNAL SOURCES OF LIQUIDITY

For the nine months ended September 30, 2005, the funds provided by our operations were insufficient to fund our daily operations. During this nine-month period, no funds were provided by our operations, and $4,473,758 of cash was used in our operations. The cash used in our operations was offset by funds provided by our financing activities of $7,630,801. There is no assurance that funds from our future operations or funds provided by our current financing activities will meet the requirements of our daily operations, and in that event, we will need to seek additional sources of financing to maintain liquidity.

EXTERNAL SOURCES OF LIQUIDITY

We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders.

CRITICAL ACCOUNTING POLICIES

The BEST system asset is held for sale to a potential customer and is used for refining the operational process specifications until such time as it is installed in commercial use. The carrying value is tested for impairment according to FASB Statement No 144 quarterly. No impairment of value has been recognized.

 The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

OFF BALANCE SHEET ARRANGEMENTS

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2005. This evaluation was carried out under the supervision and with the participation of our President, Mr. Keith Meeks, and our Chief Financial Officer, Mr. Marshall Sparks (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2005, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our periodic reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2005. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

SALES OF UNREGISTERED SECURITIES

On August 11, 2005, we entered into a Stock Purchase Agreement with Solvis, Inc. and Pierce Mill Associates, Inc. pursuant to which we issued 520,000 shares (as adjusted for our reverse stock split) of our common stock to Solvis, which at the time of the issuance, represented approximately 84% of our total issued and outstanding capital stock. The purpose of this transaction was to provide Solvis with a controlling interest in our Company to effect the transactions contemplated by the Asset Acquisition Agreement. This issuance was accounted for in our financial statements as a cost associated with the Transaction.

On August 19, 2005, we entered into an Asset Acquisition Agreement with GFT and Solvis, Inc., pursuant to which we distributed 22,943,693 shares of our common stock, representing approximately ninety-seven percent (97%) or our total issued and outstanding capital stock to GFT as consideration for all of the assets and liabilities of GFT. The Transaction was accounted for as a reverse merger, and GFT, our accounting acquirer.

On September 30, 2005, we entered into an agreement with Global Media Fund, LLC, pursuant to which Global Media has agreed to provide us with media campaign services in exchange for (i) $2,200,000 in shares of our restricted common stock, having piggy-back registration rights for our first Registration Statement, (ii) $50,000 in cash due at signing of the agreement, and (iii) $2,250,000 in shares of our restricted common stock, payable over a three (3) year period and having piggy-back registration rights for a subsequent Registration Statement. In connection with this agreement, on September 30, 2005 we issued 244,444 shares of our common stock (as adjusted for our reverse stock split) to Global Media, and we are obligated to issue an additional 244,444 shares of our common stock (as adjusted for our reverse stock split) in three equal installments on January 1, 2006, April 1, 2006, and July 1, 2006. In addition, we have agreed to issue $2,250,000 worth of restricted shares of our common stock to Global Media, payable over a three year period and in equal quarterly installments of $187,500, at a price equal to ninety percent (90%) of the arithmetic average of the closing price of our common stock for the five (5) trading days immediately preceding the stock issuance date, as reported daily by the principal national or regional stock exchange on which our common stock may become listed. The maximum share commitment for this component of cost at the minimum price is 500,000 shares. The cost of each share issuance will be recorded as a deferred cost offset to paid in capital and will be recorded as an expense as the value is earned by the performance of services.

We relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 thereunder, which covers "transactions by an issuer not involving any public offering," to issue securities discussed above without registration under the Securities Act of 1933. Our management made a determination in each case that the persons or entities to whom the securities were issued did not need the protections that registration would afford. The certificates representing the securities issued displayed a restrictive legend to prevent transfer except in compliance with applicable laws, and our transfer agent was instructed not to permit transfers unless directed to do so by us, after approval by our legal counsel. Our management believes that the investors to whom securities were issued had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the prospective investment. Our management also believes that the investors had access to the same type of information as would be contained in a registration statement.

PURCHASES OF EQUITY SECURITIES

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during the three months ending September 30, 2005. We did not repurchase any of our securities during the three months ending September 30, 2005, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the nine month period ended September 30, 2005, there were no material defaults in the payment of principal interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 15, 2005, a majority of our shareholders submitted a written consent pursuant to which the Asset Acquisition Agreement with GFT was approved. In addition, the majority our shareholders approved, by written consent, the election of Mr. James Bouskos, Mr. Mark Terry, Mr. Art Agnos, Mr. Gary Nielsen, and Mr. Stephen Fryer as our initial Directors to serve until their successors are elected and qualified. The items were approved by Solvis, Inc., a shareholder holding 520,000 shares of our outstanding common stock, which at the time, the written consent was submitted, represented approximately 84% of our outstanding common stock.

ITEM 5. OTHER INFORMATION

(a) INFORMATION REQUIRED TO BE DISCLOSED IN A REPORT ON FORM 8-K, BUT NOT
REPORTED

ITEM 5.03

On August 31, 2005, our Board of Directors approved a restatement of our Articles of Incorporation. Such restatement does not amend the provisions of our Certificate of Incorporation filed with the Secretary of State of the State of Delaware on March 24, 1999. The Amended Certificate of Incorporation was filed with the Delaware Secretary of State of October 19, 2005, a copy of which is attached hereto as Exhibit 3.3(i).

On August 31, 2005 our Board of Directors approved the adoption of the bylaws attached hereto as Exhibit 3.4(ii), in replacement of our then existing bylaws.

(b) ITEM 401(G) OF REGULATION S-B

During our fiscal quarter covered by this Quarterly Report on Form 10-QSB, there have not been any material change to the procedures by which our security holders may recommend nominees to our Board of Directors.

ITEM 6.  EXHIBITS

Exhibit No.      Description
-----------      -----------
3.1(i)(1)        Certificate of Amendment to Certificate of Incorporation dated
                 August 18, 2005.

3.2(i)(2)        Certificate of Amendment to Certificate of Incorporation dated
                 September 15, 2005.

3.3(i)*          Restated Certificate of Incorporation dated October 18, 2005.

3.4(ii)*         Second Amended and Restated Bylaws as of August 31, 2005.

10.1(1)          Asset Acquisition Agreement dated as of August 19, 2005 between
                 Global Food Technologies, Inc., Solvis Group, Inc. and
                 Boulevard Acquisition Corporation.

10.2(2)          Services Agreement dated September 30, 2005 between Global Food
                 Technologies, Inc. and Global Media Fund, LLC.

10.3*            Stock Purchase Agreement dated August 11, 2005 between
                 Boulevard Acquisition Corporation, Pierce Mill Associates, Inc.
                 and Solvis Group, Inc.

10.4*            Side Letter Agreement dated August 11, 2005 between Global Food
                 Technologies, Inc., Solvis Group, Inc., Pierce Mill Associates,
                 In. and August Law Group, P.C.

10.5*            Amendment No. 1 to Asset Acquisition Agreement dated November
                 21, 2005 between Global Food Tech, Inc., (formerly, Global Food
                 Technologies, Inc.), Solvis Group, Inc. and Global Food
                 Technologies, Inc., (formerly, Boulevard Acquisition
                 Corporation)

31.1*            Certification of Chief Executive Officer pursuant to Rules
                 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*            Certification of Chief Financial Officer pursuant to Rules
                 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
*        Filed herewith

(1) Filed on August 19, 2005 as an exhibit to Global Food's Report on Form 8-K and incorporated herein by reference.

(2) Filed on October 6, 2005 as an exhibit to Global Food's Report on Form 8-K and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GLOBAL FOOD TECHNOLOGIES, INC.


Dated: November 22, 2005         By: /s/ Keith Meeks
                                     -------------------------------------
                                     Keith Meeks, President and
                                     Chief Executive Officer
                                     (PRINCIPAL EXECUTIVE OFFICER)


Dated: November 22, 2005         By: /s/ Marshall F. Sparks
                                     -------------------------------------
                                     Marshall F. Sparks, Chief Financial Officer
                                     (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
3.1(i)(1)        Certificate of Amendment to Certificate of Incorporation dated
                 August 18, 2005.

3.2(i)(2)        Certificate of Amendment to Certificate of Incorporation dated
                 September 15, 2005.

3.3(i)*          Restated Certificate of Incorporation dated October 18, 2005.

3.4(ii)*         Second Amended and Restated Bylaws as of August 31, 2005.

10.1(1)          Asset Acquisition Agreement dated as of August 19, 2005 between
                 Global Food Technologies, Inc., Solvis Group, Inc. and
                 Boulevard Acquisition Corporation.

10.2(2)          Services Agreement dated September 30, 2005 between Global Food
                 Technologies, Inc. and Global Media Fund, LLC.

10.3*            Stock Purchase Agreement dated August 11, 2005 between
                 Boulevard Acquisition Corporation, Pierce Mill Associates, Inc.
                 and Solvis Group, Inc.

10.4*            Side Letter Agreement dated August 11, 2005 between Global Food
                 Technologies, Inc., Solvis Group, Inc., Pierce Mill Associates,
                 In. and August Law Group, P.C.

10.5*            Amendment No. 1 to Asset Acquisition Agreement dated November
                 21, 2005 between Global Food Tech, Inc., (formerly, Global Food
                 Technologies, Inc.), Solvis Group, Inc. and Global Food
                 Technologies, Inc., (formerly, Boulevard Acquisition
                 Corporation)

31.1*            Certification of Chief Executive Officer pursuant to Rules
                 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*            Certification of Chief Financial Officer pursuant to Rules
                 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
*        Filed herewith

(1) Filed on August 19, 2005 as an exhibit to Global Food's Report on Form 8-K and incorporated herein by reference.

(2) Filed on October 6, 2005 as an exhibit to Global Food's Report on Form 8-K and incorporated herein by reference.