Form 10KSB
period 2005-12-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2006-07-06
CIK 1122108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

Commission file number: 000-31385

GLOBAL FOOD TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

DELAWARE	52-2257546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

420 N. Main Street, Pocatello, Idaho	83203
(Address of principal executive offices)	(Zip Code)

208-232-0175
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐  No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year: None

As of May 31, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,311,277.

At May 31, 2006, the number of shares outstanding of each of the issuer’s Common Stock, $.0001 par value per share, was 23,807,630.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

GLOBAL FOOD TECHNOLOGIES, INC.
INDEX TO
ANNUAL REPORT FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2005

Item Number	Description	Page Number

	PART I

1	Description of Business	1
2	Description of Property	11
3	Legal Proceedings	11
4	Submission of Matters to a Vote of Security Holders	11

	PART II

5	Market for Common Equity and Related Stockholder Matters	11
6	Management’s Discussion and Analysis of Plan of Operation	12
7	Financial Statements	18
8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18
8A	Controls and Procedures	19
8B	Other Information	19

	PART III

9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	20
10	Executive Compensation	24
11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
12	Certain Relationships and Related Transactions	27
13	Exhibits	29
14	Principal Accountant Fees and Services	30

	Signatures	32

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

On March 24, 1999, Global Food Technologies, Inc., a Delaware corporation, was incorporated under the laws of the State of Delaware under the name “Boulevard Acquisition Corporation” to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination. On August 19, 2005, we executed and simultaneously consummated an Asset Acquisition Agreement with Solvis Group, Inc., a Delaware corporation, and Global Food Technologies, Inc., a privately held Delaware corporation, which we refer to as Tech, engaged purely in the research and development of food safety technologies. Pursuant to this Asset Acquisition Agreement, we acquired substantially all of the assets and liabilities of Tech in exchange for issuing to Tech 22,943,693 shares of our common stock. At the time, these shares represented approximately 97% of our issued and outstanding common stock. We refer to the asset acquisition in this report as the Transaction.

In connection with the Transaction, all the members of Tech’s board of directors resigned (except for Stephen J. Fryer, who currently is the sole director of Tech) and were appointed as our directors. In addition, the executive officers of Tech resigned (except for Stephen J. Fryer and Marshall F. Sparks, who currently are Tech’s President and Chief Financial Officer/Secretary, respectively) and were appointed to the same positions with our company. Accordingly, the Transaction resulted in a change of control and was accounted for as a reverse merger (recapitalization), with Tech deemed to be our accounting acquirer. On October 3, 2005, we amended our Certificate of Incorporation to change our name to “Global Food Technologies, Inc.” and Tech changed its name to “Global Food Tech, Inc.” All share amounts referred to in this report are as adjusted by the one-for-three reverse stock split on September 30, 2005, as described below.

Shortly before the closing of, and in connection with, the Transaction, we entered into a Stock Purchase Agreement, dated as of August 11, 2005, with Pierce Mill Associates, Inc., a Delaware corporation, and our then sole stockholder (holding 100,000 shares), and Solvis, pursuant to which we issued 520,000 shares of our common stock to Solvis. At the time, this gave Solvis a controlling position in our issued and outstanding capital stock, as consideration for facilitating, and as a part of, the Transaction by which we acquired the assets and liabilities of Tech. The Stock Purchase Agreement with Solvis was amended in April 2006 to reduce the number of shares granted to Solvis from 520,000 shares to 100,000 shares.

Tech was originally formed in 2000 as a limited liability company to engage in research and development of food safety technologies, but had no operations until it received its initial funding on July 25, 2001. This initial funding consisted of approximately $200,000 raised by Tech in a private placement of its equity securities. On August 1, 2001, Tech was incorporated in the State of Delaware, and the limited operations of the limited liability company were merged into the new corporation on November 19, 2001. Immediately prior to the Transaction, Tech was engaged in the research and development of its proprietary scientific food safety technologies to increase the quality and value of commercially packaged seafood, poultry and other meats, and to make these products safer for human consumption by eliminating disease-causing bacteria and spoilage microorganisms. As a result of the Transaction, we have adopted Tech’s business plan in its entirety, and intend to continue to research, develop, market and seek to license our patented food safety technologies.

In September 2005, our Board of Directors declared a reverse stock split exchanging one share of our common stock for every three shares of our common stock outstanding as of the September 30, 2005 record date. This reduced our outstanding common stock at September 30, 2005, from 70,164,410 shares outstanding to 23,389,506 shares, after giving effect to the reduction of shares granted to Solvis from 520,000 to 100,000 shares as described above. As of May 31, 2006, we have 23,807,630 shares issued and outstanding.

Business of the Company

Overview

We are engaged in research and development of commercial applications for our proprietary scientific food processing technologies, which are focused on increasing the quality and value of commercially-packaged seafood, poultry and other meats, substantially extending the shelf-life of these meats and making these products safer for human consumption by reducing disease-causing bacteria. We focus our development efforts on products designed to reduce significantly the presence of salmonella, campylobacter and other bacterial pathogens found in processed seafood, poultry and meat products. We believe that using our proprietary, low-cost technologies designed to sharply reduce the presence of dangerous, sometimes lethal, pathogens in seafood, poultry and meat products, and significantly increase the shelf-life and commercial value of these products, could create a new paradigm in food safety. We spent approximately $4,862,677 and $1,175,429 on research and development during the fiscal years ended December 31, 2005 and December 31, 2004, respectively. As described below in this report, our BEST Seafood Processing System is ready for commercialization and we are actively seeking customer orders. Our other technologies remain in various stages of research and development.

The Problems We Address

Our technologies and proposed products are focused on reducing the incidence of food poisoning worldwide due to ingesting salmonella, campylobacter and other bacteria often present in seafood, poultry and other meats, either naturally or through contamination, while processing and packaging these foods for commercial consumption. These disease-causing bacteria, or pathogens, can remain in processed food and be eaten by consumers, often causing very uncomfortable and frequently serious illness, and sometimes death. One report finds that up to 60% of the poultry sold in the United States is contaminated with salmonella. (See Food Irradiation, Dale Blumenthal, FDA Consumer, November 1990, available at http://www.fda.gov/bbs/topics/CONSUMER/CON00031.html). Salmonella and campylobacter, together, cause 80% of the illnesses and 75% of the deaths associated with meat and poultry products in the United States. (See: U.S. Department of Agriculture, Economic Research Service (ERS), Jean C. Buzby, Food Review, Vol. 24, Issue 2, 2001.) The problem of food-borne pathogens is so severe, that, in the case of poultry alone, a report issued in 1999 indicates that up to 60% of the poultry sold in the United States is contaminated with disease-causing bacteria, and in the United Kingdom contamination levels may be as high as 76% (See: Critical Steps Toward Safer Seafood, Paula Kurtzwell, U.S. Food and Drug Administration, Center for Food Safety and Nutrition, FDA Consumer, November-December 1997; Revised February 1998 and February 1999.)

A report published by the U.S. Government Accounting Office has assessed the costs to the United States alone from food-borne illnesses as follows: “The extent of food-borne illness in the United States and its associated costs are significant. [The Center for Disease Control] estimates that unsafe foods cause as many as 76 million illnesses, 325,000 hospitalizations, and 5,000 deaths annually. In terms of medical costs and productivity losses, food-borne illnesses associated with seven major pathogens cost the nation between $7 billion and $37 billion annually, according to USDA’s estimates.” (See: Food Safety: Overview of Federal and State Expenditures, U.S. General Accounting Office, GAO-01-077, February 2001, available at www.gao.gov/new.items/d01177.pdf.) Our management estimates that the worldwide medical and productivity costs related to food poisoning constitute a multiple of the amount suffered in the United States, considering that, in many food-exporting countries outside of the United States, there are less regulated processing, clean conditions, availability of preventative and remedial medical products, and services and education about the problem. Management cannot further quantify this estimate, since complete and reliable records of the true incidence of diseases transmitted by food are not available on an international basis. It also should be noted that statistics concerning all food-borne illnesses include incidences caused by foods other than seafood, poultry and other meats (such as fruits, nuts and vegetables). However, it is generally accepted that the largest health risks come from seafood, poultry and other meat products.

Traditionally, three principal methods have been used by governmental agencies and food processors to monitor and control microorganisms found in food: education and training; inspecting facilities and operations that process, sell and/or serve food; and microbiological testing. Although these methods are essential parts of any food control program, they have limitations and shortcomings when used alone. For instance, testing products is an inefficient means to assess retrospectively the conditions under which food has been processed, transported and stored, especially if negative results then require tracing and recalling food products after their distribution. We believe that the food processing industry has a critical need for a pathogen-elimination step prior to final packaging and distribution of unsafe food products. Making seafood, poultry and other meats safer for human consumption, while at the same time substantially extending their shelf-life when being marketed to consumers, is our primary objective.

Our Proposed Products and Services

As described below, we believe our BEST Seafood Processing System has undergone adequate testing and is now fully developed and ready for market introduction. However, our BEST Seafood Processing System has never been installed and operated in a third-party commercial setting and we do not currently have any orders for the BEST Seafood Processing System. In addition, we do not have any agreements in place with third-party manufacturers for our systems or components. Furthermore, we may not be able to successfully commercialize our other technology described below or extrapolate it to any other applications (including those discussed below). Our success will depend on many factors that are not within our control, such as whether we will have sufficient economic and other resources and whether our products and services will be accepted in the marketplace, among others described more fully in Item 6 under the heading “Cautionary Information Regarding “Forward-Looking Statements.”

Our proprietary technologies are designed to reduce dramatically the instances of food-borne illnesses that claim thousands of lives and cost businesses billions of dollars in losses internationally every year. Our pathogen-reduction and elimination technology platform integrates traditional food handling and processing with cellular biology, creating a new paradigm for the food safety industry. In essence, our technology works by reducing the natural rates of cellular respiration, cellular dormancy, expansion and contraction within the cellular matrix by exposing the treated products to specific modified atmospheres, resulting in the transfer and discharge of fluids to and from the cellular wall. By creating a safe and environmentally friendly wash, and forcing this wash in and around all sides of the cellular walls of the products we are treating, our technology kills the pathogens contained within or surrounding those cells without affecting the taste, color or texture of the processed tissues.

Our pathogen-elimination “kill step” process is designed to help food processors increase the quality, safety and economic value of their products by eliminating the waste, rejection, recall and liability associated with distributing contaminated food products. This provides substantial public health and economic benefits to food processors, food distributors, grocers, restaurants and other food service companies, and, ultimately, governments and consumers. Additionally, the extended shelf-life that results from substantially reducing pathogens and spoilage organisms during the processing and packaging of seafood, poultry and other meat products is accomplished without using harmful chemicals or irradiation. These undesirable methods of pathogen management have traditionally been used by processors, and our avoiding caustic chemicals or radiation in our methods is one of the greatest distinguishing features of our proprietary technology. We believe that introducing an innovative, safe, affordable, environmentally friendly pathogen-elimination “kill step” process represents a quantum leap forward in food processing technology.

In seeking to launch our technology commercially, we have concentrated first on developing products for use by seafood and poultry processors, where management believes the danger is highest, thus giving us the greatest likelihood of market acceptance by processors, grocers and consumers. We are branding our seafood and poultry food safety systems under the trade name “BEST”, which stands for Bacterial Elimination and Shelf-life Technology. Our BEST Seafood Processing System and BEST Poultry Processing System represent scientific methods to rid seafood and poultry, respectively, of disease-causing bacteria both on the surface of, as well as inside, the tissue. Our methods simply add one additional step (prior to freezing and packaging) in the processing lines already in place in virtually every seafood and poultry processing facility.

We have established, and applied for registration of, the iPura™ mark to identify products processed by the BEST Seafood Processing System. We expect the iPura™ brand to signify that exceptional food safety measures have been taken in processing the product labeled with this mark. We will market the iPura™ brand both to consumers and distribution chain participants. Our management believes that consumers are willing to pay a premium for value added food safety, and we believe that we can create additional demand for our products by educating consumers about the benefits of food products bearing the iPura™ label. Currently, we have only engaged in limited marketing of our iPura™ brand.

Our research and development efforts culminated in the development of the current generation of the BEST Seafood Processing System, which is available for commercialization. We have manufactured two prototypes of this system based on previous designs over the past several years, one of which we currently use for testing and demonstrative purposes. By the end of 2006, we plan to build two of the current generation BEST Seafood Processing System, which will be available for installation at customer facilities.

The BEST Seafood Processing System is placed at the food processor’s location in order to provide the pathogen-elimination “kill step” process immediately prior to packaging. The BEST Seafood Processing System utilizes proprietary pressure vessels and modified atmospheres as part of a clean “kill step” process that is designed to eliminate the bacteria and pathogens found both on the exterior and in the interior tissue of the seafood, poultry or other meats being processed. The process takes place in an ultra clean environment and ends with packaging in the same clean environment, which we anticipate will ultimately include a bacteriacidic packaging that we are developing. Destroying pathogens makes the product safe; the greatly reduced levels of bacteria and spoilage organisms, and the cellular dormancy, allow for a longer shelf-life; and the controlled packaging keeps the product safe and fresh. While we cannot say that our BEST Seafood Processing System will eradicate all the pathogens found in the food we treat, our internal laboratory testing and studies (conducted jointly with, and confirmed by, representatives from a highly-respected university in the Western United States, which we refer to as the University) indicate that our methods are significantly more effective in reducing bacterial count on the treated products compared to methods in commercial use today. This vast reduction in pathogen count and spoilage microorganisms is how our technology works to extend the shelf-life of processed seafood, poultry and meat products, because it slows substantially the growth and reproduction of these pathogens following treatment.

To date, we have tested our technology only on seafood and poultry products, and on actual seafood product supplied by our potential customers. The BEST Seafood Processing System is available for commercial use but the design and configuration of our BEST Poultry Processing System has not yet been finalized. Our system is only effective against bacterial pathogens and spoilage microorganisms, such as salmonella, campylobacter and E. coli. Our technology is not designed or intended to, and does not have, any effect on viral or genetically transmitted diseases, such as “mad cow disease” or avian flu, and we have no present intent to expand our science into that area. Our management has studied food safety issues extensively, and believes that the largest number of deaths resulting from food-borne illnesses are attributable to bacterial pathogens, and we are committed to focusing on the food safety issues associated with those specific illnesses, at least for the foreseeable future.

Benefits of our technology over other technologies include the following:

•	our “kill step” method does not affect the size, weight, texture, taste, smell, appearance or nutritional value of the seafood, poultry or other meat products treated by it;
•	our systems are scalable to suit the output level of each individual processor;
•	installation can be made at little cost to the seafood, poultry or meat processor, since our current plan is to charge royalties based on volume; and
•	our method is clean, safe to use, and environmentally friendly, because it does not rely on caustic chemicals or radiation to eliminate pathogens and spoilage organisms in the treatment process.

While our current research and development efforts have been focused almost exclusively on the seafood and poultry markets, subject to the availability of sufficient resources, we intend to commence scientific research activities on applying our technology to other meat products, including pork. Due to resource limitations, we currently do not have any projected schedule for commencing this research or a cost estimate relating to this activity.

In addition, we have begun exploratory research into possibly using our technology in the field of aquaculture - raising fish and shellfish in artificial environments for easy “farming.” This form of food production has grown extensively in recent decades. However, as fish are raised in crowded farming conditions, they become notably more susceptible to viral and bacterial disease from parasites in the water and in the fish. To combat this phenomenon, growers have traditionally used large levels of antibiotics. However, as recited in a recent study by The Northwest Science and Environmental Policy Center, there are significant concerns about using antibiotics in this context, including that the antibiotics can flow out of the aquaculture farms and into the natural waterways, potentially causing damage to other ecosystems; that the antibiotics remain in the fish and shellfish, and are consumed by humans when these products are eaten; and that this consumption may cause desired bacteria in humans to be killed and/or resistance to build in non-desired bacteria both in the fish being farmed and in the humans that ingest them. (See: Why Worry About Antibiotic Use in Aquaculture?, Dr. Charles Benbrook, The Northwest Science and Environmental Policy Center, Sandpoint, Idaho, February 2002.) This exploratory research seems to suggest that we may be able to utilize our proprietary technology to accomplish two possible objectives: (1) developing a special membrane that can be inserted into aquaculture ponds to chemically bond free-flowing antibiotics and remove them from the environment; and (2) developing our own, proprietary, self-contained aquaculture ponds, designed to treat the water in which the fish and shellfish are raised with our “kill step” technology, and potentially eliminate or significantly reduce the need for antibiotic treatment. Currently, we do not have any plans to adapt our technologies to aquaculture.

We are developing proprietary film for packaging commercial food products using nano chemistry. Preliminary test results indicate a reduction in microbial growth and further extension of product shelf-life. Development is continuing on this nano technology project in a joint effort with the Chemistry and Microbiology departments of the University, and data validation continues with the University and our testing teams. This technology, if successfully commercialized, would be introduced into specific packaging films and would complement our BEST Seafood Processing System by continuing to reduce the growth of microbial microorganisms, adding days of shelf-life to the packaged food product without adding any harmful byproducts and without compromising the odor, texture, or flavor of the product.  The film packaging project is in the conceptual stage with only preliminary research to date. Development will commence with a proof of science prototype and microbiology testing when we deem it appropriate in relation to other development projects we are conducting and availability of resources. This phase will provide the laboratory data necessary to make a submission to the U.S. Food and Drug Administration, which we refer to as the FDA, and the specifications necessary to obtain proposals for contract manufacturing. The development phase, once commenced, is estimated to require six months and a budget of $210,000.

Distribution and Marketing Plan

We have determined that the way to most effectively maximize the value of our patented and proprietary technologies is to license them to the processors for a royalty fee. We plan to distribute our products and generate revenue by offering to install our BEST Seafood Processing System for a small up-front cost to food processors, under the terms of a service and license agreement containing a negotiated price-per-pound royalty fee. We intend that these service contracts will specify that our personnel (which may include authorized subcontractors) must install, operate and maintain each BEST Seafood Processing System inside the customer’s processing plant, and we will control every aspect of our proprietary technologies, including system design, installation, any modified atmospheres, film for packaging, and an anti-microbial agent. By the terms of these service contracts, we will have the ability to monitor and maintain every element of our processing system, allowing us to control how our technology is utilized as well as confirming our royalty income rights on a real-time basis. We believe that processors who utilize our system will have a competitive edge over processors who continue to use the current methods, which we view to be less effective and less safe.

Although we have not yet commercially installed any BEST Seafood Processing System, we have spent over two years developing relationships in the first two markets we have chosen to introduce our technologies: Vietnam and Chile. We have chosen to commence our business in these two countries, and have established representative office relationships there, because we believe that these markets represent very large seafood and poultry exporting countries, have strong governmental and trade association support that can help with quicker market acceptance by processors, and have a proven desire to be seen as using “state of the art” technologies in processing their food for export consumption.

Vietnam

Although Vietnam is a leading exporter of seafood (especially shrimp products), it has been heavily affected by more stringent requirements in the European Union and in North America. According to Mr. Nguyen Huu Dung, National Director for SEAQUIP and Secretary General for Vietnamese Association for Seafood Exporters and Producers, or VASEP, in Hanoi, Vietnam, between 1991 and 2002, the output of fisheries production in Vietnam more than doubled, reaching 2,410,900 tons and yielding approximately U.S. $2 billion in 2002. (See: Status of Fish Trade and Food Security in Vietnam, United Nations Food and Agriculture Organization, 2003, available at www.fao.org/documents/show_cdr.asp?url_file=/DOCREP/006/Y4961E/y4961e0k.htm.)

Despite the importance of this sector, according to our contacts at VASEP, there is concern that more than half of the nation’s seafood is grown either in the polluted waters of the Mekong River or in stagnant aquaculture ponds, both of which pose a serious threat to food safety.

Several of our officers and directors traveled to Ho Chi Minh City during 2004 and 2005 to meet with representatives of the Ministry of Fisheries and VASEP to discuss how our technology can assist processors in Vietnam to deal with the health issues posed by bacterial pathogens and help encourage greater importation of Vietnamese seafood as concerns over the safety of its exported fish are alleviated. VASEP agreed to help us make contact with Vietnamese seafood processors, and those discussions are continuing. In June 2005, VASEP sponsored us to make a “New Technology Presentation” at the VIETFISH2005 trade conference held in Ho Chi Minh City. A total of five large seafood processors have shipped seafood samples from their processing plants in Vietnam to our laboratory in Pocatello, Idaho, in order to test the degree of microbial reduction and shelf-life extension that might be expected if they sign a service agreement with us. After we complete studies on these samples at our laboratory, and the results are confirmed by the University, we expect that representatives from VASEP and the Ministry of Science and Technology, along with representatives from certain of the larger Vietnamese processors, will personally visit our research facility and laboratory for a firsthand demonstration of our technology and results. Our management believes that we will initiate sales of our products and services in Vietnam by the end of 2006.

Chile

The principal seafood exports from Chile are salmon and trout, with salmon leading the industry. In recent years, salmon farming in Chile has grown at an enormous pace, such that by October 2003, a Reuters news report indicated that Chilean salmon production represented 35% of the world’s total, just 2% below that of Norway, the world’s largest salmon exporter. (See: Reuters, Salmon Farms Spawn Fortunes, And Critics, In Chile, published October 2, 2003 and available at www.flmnh.ufl.edu/fish/innews/salmonfortunes2003.html.) Business Week also has reported that in 2004 “Chile exported $1.4 billion of salmon and trout” representing “35% of the world’s supply.” (See: Chile, an Innovative Incubator, Business Week, October 3, 2005, available at www.businessweek.com/magazine/content/05_40/b3953200.htm.)

We began to look at opportunities for our proposed products and services in Chile through our Director of Operations in Chile, a former Consul General of Chile in Los Angeles, California, who has worked extensively with the Chilean trade agencies CORFO and PROCHILE. As with our experience in Vietnam, we undertook marketing our products and services through initial contacts with government and trade association leaders who want to enhance Chile’s reputation as a leader in the seafood export market. We sent a delegation to Chile in May 2005 to meet with representatives of the Chilean Ministry of Fisheries, regional government officials and a number of large individual fish processing companies to explain our technology and planned commercial products and services. To date, five processors have sent us their fish samples for testing by the BEST Seafood Processing System. In our discussions with the Chilean representatives we met, we were requested to design and engineer special processing trays specifically to meet the needs of Chilean salmon processors. Management believes that we will begin sales of our products and services in Chile in 2006.

United States and Other International Markets

Management will focus our initial sales and marketing efforts on the seafood industry in Vietnam and Chile because of the immediate need to address the problems of food-borne pathogens in those important international export markets. Management believes that by leveraging the contacts that we have made in these two countries, we can build the resources and track record to then enter markets in which there is greater competition (and the need for greater amounts of capital and resources to compete effectively), such as in the United States and other countries that we have identified.

Although our immediate plans include sales in Vietnam and Chile, we also have taken steps to promote our iPura™ brand name in the United States. We intend to continue to educate processors, distributors, restaurants and other food providers, grocers, governments and consumers about the risks of food-borne pathogens in seafood, poultry and other meats, and the health and economic benefits that our technologies can produce. To that end, we have participated in trade shows in the United States and Europe. We also have entered into the media-buying agreement described below.

There is not yet in place any agreement or understanding for any particular food processor to install, use or pay for any of our technology in Vietnam, Chile, the United States or any other country, and we cannot assure you that any will ever develop in the future.

Media Campaign

On September 30, 2005, we entered into a three-year contract for media production and distribution services with Global Media Fund, LLC to produce and distribute nationally-syndicated newspaper and/or radio features covering our proprietary products and services and their commercial launch into the food safety industry. These articles and radio spots, a material part of our proposed marketing plan, will be distributed to over 10,000 newspapers and 6,000 radio stations.

In connection with this agreement, on September 30, 2005, we agreed to issue 244,444 shares of our common stock to Global Media, 81,481 shares of which we issued on each of January 1, 2006 and April 1, 2006, and 81,482 shares of which we will issue on July 1, 2006. In addition, we have agreed to issue up to 500,000 additional shares of restricted common stock to Global Media, issuable over a three-year period and in equal quarterly installments. The number of shares to be issued each quarter will be determined by dividing $187,500 by an amount equal to 90% of the arithmetic average of the closing price of our trading common stock for the five trading days immediately preceding the stock issuance date, as reported daily by the principal national or regional stock exchange or quotation system on which our common stock may become listed (subject to a floor of $4.50 per share regardless of any market price). The first two quarterly installment issuances were made in January and April 2006 for an aggregate of 83,333 shares of common stock. All of the shares issued to Global Media will have piggy-back registration rights in any registration statement filed by us (other than a registration statement on Form S-8).

Competition

Currently, we face few potential competitors in the field of food safety technology, and no company known to us has technologies that are directly similar to the technologies we propose using. Current products designed to kill pathogens and keep bacteria from reattaching to food products have had limited success and include chlorine wash, ozone treatment and irradiation. Our potential competitors include manufacturers of caustic chemicals, poly-films, irradiators and ozonators.

Despite the current situation, we recognize that bringing our proposed proprietary products and services to commercial scale will require significant capital, human resources, industry and governmental assistance, and other assets which we may not be able to obtain in a timely fashion, if at all. The entry of large, well-capitalized competitors into the food safety markets, to the extent they can produce products and services which are environmentally friendly, economical and possess some or all of the other attributes that our technology offers, could render our proposed products and services noncompetitive or obsolete. Similarly, we may be unable to keep pace with technological developments or other market factors. Technological competition in the food processing industry by companies, universities, governmental entities and others diversifying into the field of food safety is expected to increase and could become intense. These organizations could have significantly greater research and development capabilities than we do and/or greater marketing, manufacturing, financial and managerial resources. In addition, acquisitions of, or investments in, competing food safety technology companies by large corporations could increase these competitors’ research, financial, marketing, manufacturing and other resources. Potential competitive technologies ultimately may prove to be safer, more effective or less costly than any technologies that we are developing currently or may develop in the future. Additionally, our competitive position may be materially adversely affected if we are unable to develop or successfully commercialize our food safety technologies before a competitor can enter the market.

Government Regulation

Our business will be subject to federal and state regulations in the United States, as well as those of the foreign jurisdictions in which we may endeavor to sell our products and services (such as Vietnam and Chile). In addition to all of the other regulations to which a U.S. business is subject generally (including, among other things, regulations governing employment, occupational safety, business licensing, import-export activities and taxation), some of our products, such as the proprietary film we are developing for packaging commercial food products, will be subject to review and approval by the FDA. Since our suppliers have already received FDA approval for the current components of our BEST Seafood Processing System that come into contact with food, such as the liquid wash, our BEST Seafood Processing System does not require FDA approval. However, other states or foreign jurisdictions in which our processes are used, or where a product treated with them is exported, may impose further regulations which could be more or less stringent than those imposed by the FDA. We do not believe that any governmental regulations will materially restrict the installation and use of our BEST Systems in either Vietnam or Chile and we do not believe that any specific regulatory bodies will require pre-approval of our systems in those countries.

Intellectual Property

We have been issued three patents from the U.S. Patent and Trademark Office that relate to the BEST Seafood Processing System. We also have filed one additional patent application that is pending. These patents allow us to own and control the science that has resulted in our proposed line of commercial food safety solutions. Subject to having sufficient resources, we plan to file for protection under this and other U.S. patents in approximately 16 countries around the world, including the largest seafood and poultry exporting countries. The 16 countries we have selected, along with the United States, represent our management’s determination of the prime target markets for the food safety technologies we are developing.

We have filed applications to register the following trademarks with the U.S. Patent and Trademark Office.:

•	iPura™
•	Safer Processing…Safer Food™
•	Revolutionizing Food Safety…Through Innovation™
•	A Higher Standard of Food Safety™
•	The Highest Standard of Food Safety™
•	Food Safety Is Good Business™
•	Value Created and Sealed™
•	Quality Created and Sealed™

Although we have filed applications to register the names “BEST Seafood Processing System” and “BEST Poultry Processing System,” on advice of counsel, we have decided to allow these applications to lapse due to the generic nature of these names.

As we enter into commercial sale and distribution of our proprietary products and services in other countries, subject to having sufficient resources to do so, we intend to protect our trade and service marks in those jurisdictions as well.

Employees

As of December 31, 2005, we had 25 full time employees.

ITEM 2. DESCRIPTION OF PROPERTY

We lease our research and development facilities located at 1656 Old Kraft Road, Pocatello, Idaho, which is comprised of approximately 40,000 square feet, from a third party for $5,500 per month. The five-year lease expires July 14, 2006, although we have the option to renew the lease for a consecutive five-year term.

We have a month-to-month lease with the City of Hanford, California, for approximately 1,500 square feet of office facilities located at 113 Court, Hanford, California. The monthly lease rate is $1,048.

We rent, month to month, our engineering and headquarters offices, consisting of approximately 1,500 square feet, located at 420 North Main Street, Pocatello, Idaho, from K&M Holdings, LLC, at a monthly rental rate of $1,398. See also the disclosure included in Item 12 under the heading “Related Transactions.”

Pursuant to an oral agreement, we rent a full service office, consisting of approximately 250 square feet, on a month-to-month basis for our Chief Financial Officer, located at 4100 Newport Place, Suite 620, Newport Beach, California, from two individuals, Mike Rubel and Stephen J. Fryer, at a rental rate of $790 per month. See also the disclosure included in Item 12 under the heading “Related Transactions.”

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings and, to our knowledge, no proceedings are threatened or contemplated against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no public market for our securities and we cannot assure you that one will develop.

Number of Stockholders

As of May 31, 2006, we had 34 stockholders of record.

Dividends

We have not paid dividends on our common or preferred stock, and we do not anticipate paying dividends on our common or preferred stock at any time in the foreseeable future. We currently anticipate that we will retain any earnings for use in developing our business. Any determination to pay dividends in the future will be at the sole discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by our Board of Directors, if any.

Recent Sales of Unregistered Securities

During 2005, we issued the following securities which were not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the securities listed below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the Securities and Exchange Commission, which we refer to as the SEC, under the Securities Act.

From October 10, 2005 to December 20, 2005, we sold 69,615 restricted shares of our common stock to nine accredited investors at $4.50 per share for aggregate proceeds of $313,250. Investors in this private placement also received piggy-back registration rights. No commissions or finders’ fees were paid in connection with this private placement.

On November 23, 2005, we agreed to issue to each of two advisory board members 3,333 shares of our common stock that were valued at approximately $15,000 per member and warrants to purchase 33,333 shares of our common stock at an exercise price of $4.50 per share. The warrants vest immediately and expire on November 22, 2010. These issuances were made to compensate the advisory board members for their services.

On November 23, 2005, we granted 8,333 shares of our common stock to each of the three independent members of our Board of Directors as compensation for services. These shares were valued at approximately $37,500 per director.

On December 8, 2005, we agreed to issue Kenneth S. August, the principal of August Law Group, P.C. 5,433 shares in payment for legal fees valued at $24,450. August Law Group, P.C. previously acted as our legal counsel

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following presentation of our plan of operation has been prepared by management and should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Annual Report on Form 10-KSB.

Plan of Operation

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our BEST Seafood Processing System. The BEST Seafood Processing System is now fully developed and ready for market introduction, although our other planned products still require additional research and development. To date, we have not generated any revenues and we have incurred accumulated losses of $22,023,785 and negative operating cash flows of $17,424,188. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Production has commenced on one unit of the current generation of the BEST Seafood Processing System, including the material handling components necessary for processing salmon.

During the next 12 months, we intend to market our products aggressively and create awareness of our iPura™ brand, the BEST Seafood Processing System and other food processing technologies. On September 30, 2005, we entered into a three-year agreement with Global Media Fund, LLC, to produce and distribute nationally syndicated newspaper and/or radio features to over 10,000 newspapers and 6,000 radio stations. We plan to attend various trade shows and industry conferences in order generate awareness of our products and food safety technologies, including the following trade shows:

•	West Coast International Seafood Show
•	Atlanta International Poultry Expo
•	Brussels Seafood Show / Seafood Processing Europe
•	Aqua International, Norway
•	Boston Seafood Show / Seafood Processing America
•	Aqua-Sur, Santiago, Chile
•	Vietfish Vietnam
•	Worldwide Food Expo
•	China Seafood Expo

We also intend to participate in the following industry conferences:

•	Institute of Food Technologists Expo
•	Food Marketing Institute Annual Business Conference
•	Food Safety Conference (International Association for Food Protection)
•	National Food Policy Conference

As of December 31, 2005, we had no debt other than trade indebtedness in the ordinary course of business. Based on our cash balance as of December 31, 2005, we estimate that we will need to raise additional capital in the amount of $7 million to cover our operating costs for fiscal year 2006 and to build two units of the BEST Seafood Processing System. If additional units are required to meet customer demand, we will need to raise additional funds. Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding. We are aggressively exploring commercial and joint venture financing opportunities and relationships with potential processor/customers with sale and lease-back arrangements.

We plan to continue to pursue developing and adapting our BEST Seafood Processing System to poultry processing and developing our own proprietary anti-microbial solution to be used in conjunction with the BEST Seafood Processing System in the following 12 months. Anti-microbial solutions are scientifically engineered specifically for the product being processed (i.e., cod solution, salmon solution, shrimp solution) by the BEST Seafood Processing System operator.

We believe that we have adequate plant capabilities and capacity and sufficient qualified personnel to achieve our planned operations over the next 12 months. However, an increase in the number of units of the BEST Seafood Processing System produced and installed beyond the next two units will likely require outsourcing of fabrication, integration and installation of the units, which will be supervised by our existing personnel. We will add non-technical support personnel as required to manage the increase in administrative activity.

We do not anticipate any purchase or sale of plant or significant equipment or any significant changes in the number of our employees in the next 12 months. However, an increase in the number of units of the BEST Seafood Processing System produced and installed beyond the next two units will require either hiring additional personnel or outsourcing the fabrication, integration and installation of the units.

Results of Operations

As discussed above, the Transaction resulted in a change of control and was treated as a reverse merger. Accordingly, Tech is deemed our accounting acquirer. Below, we discuss the results of operations of Tech for the year ended December 31, 2005, and the year ended December 31, 2004.

Revenues

Since our inception and the inception of Tech, neither we nor Tech have had any revenues from operations. Since the inception of Tech, Tech has operated mainly as a research and development company.

Liquidity and Capital Resources

Historically, the sole source of cash for Tech has been the sale of its equity to investors. Although we expect to generate revenue from installing and operating two units of the BEST Seafood Processing System within the next 12 months, any funds generated from installing and operating our BEST Seafood Processing System during fiscal year 2006 are not expected to cover all of our operating expenses. In addition to cash in hand as of December 31, 2005, we believe that we will need approximately $7 million to cover operating expenses during the next 12 months, including costs for constructing two units of the BEST Seafood Processing System. However, the amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We believe that commercial financing is available to construct and install our BEST Seafood Processing System, but have not identified any sources of financing. We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.

We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of this financing will be favorable to us or our stockholders.

Critical Accounting Policies

BEST Seafood Processing System - Our proprietary technology for processing food products to reduce pathogens has been embodied in a mechanical, computer-controlled system constructed and installed in our development facility. The BEST Seafood Processing System has been internally tested by us to our satisfaction and is available for commercial application. We have made additional modifications to the current prototype and plan to build two units of the revised BEST Seafood Processing System during 2006, which will be available for installation in a customer’s existing food processing facility or as a contract-processing system in our facility.

We continue to use our prototype BEST Seafood Processing System for testing and demonstrative purposes, but will not deploy this version of the BEST Seafood Processing System into a customer’s facility, as the design enhancements mentioned above have made this prototype inappropriate for commercial installation. Due to these enhancements, the carrying value was deemed completely impaired in 2005 and was charged off to research and development expense in accordance with FASB Statement No 144.

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

Recent accounting pronouncements - References to the “FASB,” “SFAS” and “SAB” herein refer to the “Financial Accounting Standards Board,” “Statement of Financial Accounting Standards” and the “SEC Staff Accounting Bulletin,” respectively. In December 2004 the FASB issued SFAS No. 123(R) which revised SFAS No. 123 to require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement. The statement is not effective for small business issuers until the first annual reporting period beginning after December 15, 2005. We will adopt the requirements of SFAS No. 123(R) beginning fiscal 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs.” This statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and re- handling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Information Regarding “Forward-Looking Statements”

This Annual Report on Form 10-KSB includes certain statements about us that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to matters such as, among other things, product development and acceptance, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

Forward-looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “expect,” “anticipate,” “assume,” “hope,” “plan,” “believe,” “seek,” “estimate,” “predict,” “approximate,” “potential,” “continue” or the negative of these terms. Statements including these words and variations of these words, and other similar expressions, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable based upon our knowledge of our business, we cannot absolutely predict or guarantee any future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements.

We note that a variety of factors could cause our actual results and future experiences to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The risks and uncertainties that may affect our operations, performance, development and results include, but are not limited to, the following:

•	whether our prototype system will perform as expected in commercial applications;

•	our ability to obtain one or more third-party manufacturers for our system components and other products;

•	the cost at which we will be able to have our system components and other products manufactured, if at all, and the time it will take to have our system components and other products manufactured;

•	our ability to obtain all required components for our systems on a timely basis and at the prices we anticipate;

•	whether our systems and products are viewed as providing the benefits we claim and whether these benefits are marketable by any customers we may seek to obtain;

•	our ability to enter into service contracts with food processors, the time it takes for us to enter into any of these contracts and the prices we are able to charge these customers;

•	our systems and products performing in the manner we expect in customer applications and without any material modifications;

•	our ability to obtain all necessary governmental approvals for our systems and other products;

•	whether we will be able to apply our technology to products other than fish and poultry or use our technology in any other fields;

•
the pace at which we will utilize our existing working capital and whether our existing working capital will be sufficient for us to continue to develop our systems and products to the extent we anticipate;

•	whether we will be able obtain additional financing to continue or expand operations and the terms on which we will be able to obtain this financing, if at all;

•	our ability to protect our intellectual property and obtain and maintain patents and other protections for our intellectual property.

•	the possible impact from competing products or technologies;

•
possible reductions in consumer demand for fish and poultry, including as a result of any outbreaks of disease, including avian flu, or negative reports regarding the health benefits of fish and poultry;

•	our ability to hire, train and retain a consistent supply of reliable and effective employees, both domestically and in any countries in which we might be able to install one of our processing system;

•	the risk of non-payment by, and/or insolvency or bankruptcy of, our customers and others with indebtedness to us;

•	the costs of complying with applicable labor laws and requirements, including, without limitation, with respect to health care;

•	economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which we may seek to conduct our business or obtain customers;

•	changes in tax laws or the laws and regulations governing food processing and on income generated outside the United States;

•	general economic, business and social conditions in the United States and in foreign countries where we may conduct our business;

•	fluctuation in interest rates, insurance, shipping, energy, fuel and other business utilities in any countries in which we conduct business;

•	the stability of and fluctuations in currencies in which we conduct business;

•	threats or acts of terrorism or war; strikes, work stoppages or slow downs by labor organizations in any countries in which we conduct business; and

•	natural or man-made disasters that could adversely impact the industries or countries in which we conduct business.

Forward-looking statements made by us are based upon a knowledge of our business and the environment in which we operate. However, because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements made in this report. We cannot assure you that the results or developments we anticipate will be realized or, even if substantially realized, that those results or developments will result in the expected consequences or otherwise affect us, our business or operations in the ways expected. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, all of which are expressly qualified in their entirety by these cautionary statements. Except to the extent required by law, we do not undertake any obligation to release or publish any revisions to our forward-looking statements, including without limitation those contained in this report, to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 7. FINANCIAL STATEMENTS

The information required by this item is submitted as a separate section of this report immediately following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure in our two most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that this information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected. To date, we have not had any revenue and, as such, our controls have not been evaluated based on actual receipt of revenues.

There were no changes in our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B OTHER INFORMATION

None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages and positions of our directors and executive officers, as of May 31, 2006, are set forth below. Biographical information for each of these persons also is presented below:

Name	Age	Position Held
James Bouskos	57	Chairman of Board
Keith Meeks	45	President and Chief Executive Officer
Mark Terry	45	Chief Technology Officer and Director
Marshall F. Sparks	65	Chief Financial Officer, Secretary and Treasurer
Stephen J. Fryer	68	Director
Gary L. Nielsen	63	Director
Arthur C. Agnos	67	Director

There are no family relationships between any of our directors and/or any executive officers.

James Bouskos - Chairman of the Board

Mr. James Bouskos currently serves as the Chairman of our Board of Directors and also serves on our executive sales team. He was appointed to these positions in August 2005 in connection with the Transaction. He joined Tech in December 2004, when he was appointed the Chairman of Tech’s Board of Directors. From January 2000 to September 2004, Mr. Bouskos operated Bouskos Consulting, a business consulting firm that served real estate developers, restaurants, retailers, corporations, including high technology and biotechnology companies, and other businesses. In 1988, Mr. Bouskos was appointed by the Mayor of San Francisco to the San Francisco Port Commission, which oversees the maritime, commercial and public operations of San Francisco’s waterfront. He served as both the Vice President and President of the Port Commission until his retirement from the Port Commission in 1992. Mr. Bouskos attended Foothill College and California State University Fresno, where he majored in English Literature.

Keith Meeks - President and Chief Executive Officer

Mr. Keith Meeks currently serves as our President and Chief Executive Officer, positions he was appointed to in August 2005 in connection with the Transaction. He also serves as the President and is a co-founder of Tech. Previous to this, he had served as the Vice President of Corporate Development of Tech where his responsibilities included working with Tech’s consultants and advisors to select beta test site partners and primary target markets. He has been a director and an officer of Tech since August 2001. From August 2000 to July 2001, he was the Director of Business Development of Global Food Technologies, LLC, the predecessor of Tech. Mr. Meeks started his professional career in the financial services industry in 1980 with New York Life, and later became a Certified Financial Planner and Investment Advisor, receiving this designation from the College of Financial Planners in Denver, Colorado.

On December 24, 2002, the California Corporations Commissioner issued Cease and Refrain Orders pursuant to California Corporations Code 25532, enjoining Mr. Meeks, among approximately 150 financial advisors, from (1) offering for sale any investment agreements in the form of promissory notes, real estate investment agreements and/or investment contract issued by TLC Investment & Trade Co., TLC America, Inc., dba Brea Development Company, TLC Brokerage, Inc., dba TLC Marketing, TLC Development Inc. and/or TLC Real Properties RLLP-1, or any other security not qualified or exempt under California’s securities laws; (2) effecting any transaction involving a security without first being licensed in California as a broker-dealer and (3) offering, selling, buying or offering to buy any security by means of any written or oral communication which includes an untrue statement of material fact.

Mr. Meeks has over 21 years of involvement in the financial services industry, and during this time, has not been sued based on the services he has provided to his clients or for any other reason or matter. No action has been taken nor charges filed against him following his receipt of the Cease and Refrain Orders from the California Corporations Commissioner.

Mark Terry - Chief Technology Officer and Director

Mr. Mark Terry currently serves as our Chief Technology Officer and Director, positions he was appointed to in August 2005 in connection with the Transaction. He is the original founder of Tech and the inventor of our proprietary technology and food processing system. From August 2001 to August 2005, Mr. Terry served as the Chief Technology Officer, Chief Operating Officer and Director of Tech. From August 2000 to July 2001, he was a managing member of Global Food Technologies, LLC, the predecessor of Tech. He is the inventor of all of our current patents, including our patent that is used in our BEST Seafood Processing System and BEST Poultry Processing System, as well as those currently in the pending process. Mr. Terry attended Montana State University, San Jose State University and LaSalle University, where he studied mechanical engineering, mathematical science, statistical analysis and chemical engineering.

Marshall F. Sparks - Chief Financial Officer and Secretary

Mr. Marshall F. Sparks currently serves as our Chief Financial Officer and Secretary, positions he was appointed to in August 2005 in connection with the Transaction. He has been a consultant on corporate financial matters and capital formation with Hampton Financial and has operated Hampton Financial since September 1990. Mr. Sparks is a financial executive with extensive experience in developing technology businesses. He has founded and capitalized numerous companies, taking them from the developmental to the commercial stage. He has facilitated and conducted five initial public offerings, five joint venture transactions and 15 merger and acquisition transactions. Mr. Sparks is a California Certified Public Accountant and earned his undergraduate degree and MBA from the University of California, Berkeley.

Stephen J. Fryer - Director

Mr. Stephen J. Fryer currently serves as one of our Directors, a position he was appointed to in August 2005 in connection with the Transaction. Mr. Fryer also serves as a Director on Tech’s Board of Directors and has served in this position since December 2003 and briefly served as Tech’s interim Chief Executive Officer. He has been a managing partner of SC Capital Partners, LLC, an investment banking and financial advisory company, since July 2005. From January 2003 to July 2005, he was a consultant to Grant Bettingen, Inc., an investment banking firm in Newport Beach, California. From April 2001 to December 2002, he headed Fryer and Associates, an investment banking firm. From December 1998 to April 2001, he was the Chief Executive Officer and Chairman of Pen Interconnect, a company formerly involved in contract manufacturing. He was a Managing Director of Ventana International, Inc., which is a venture capital and boutique investment-banking firm with over $150 million in capital. He is a graduate of the University of Southern California with a degree in Mechanical Engineering and a minor in Economics.

Gary L. Nielsen - Director

Mr. Gary L. Nielsen currently serves as one of our Directors, a position he was appointed to in August 2005 in connection with the Transaction. He also serves as a Director on Tech’s Board of Directors, a position he has held since December 2004. Mr. Nielsen is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and Arizona Society of Certified Public Accountants. Since September 2005, Mr. Nielsen has served as the President of National Health Benefits Corp. He served as the principal of Terra Capital, Inc. from September 2003 through September 2005. From December 2000 through September 2003, Mr. Nielsen was the Chief Financial Officer of Environmental Support Solutions, Inc. Previously, he was the manager of the Phoenix office of KPMG Peat Marwick and has served in an executive capacity as Senior VP of Finance or CFO for three NYSE companies, one AMEX company and a NASDAQ company. These companies include Granite Golf Corporation, Best Western International, Giant Industries, Inc., American Continental Corporation and Del Webb Corporation. Mr. Nielsen is a graduate of the Arizona State University where he received a Bachelor of Science in Accounting. He is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the Arizona Society of Certified Public Accountants.

Arthur C. Agnos - Director

Mr. Arthur C. Agnos currently serves as one of our Directors, a position he was appointed to in August 2005 in connection with the Transaction. Mr. Agnos also serves on the Board of Directors of Countrywide Treasury Bank, a subsidiary of Countrywide Credit Industries headquartered in Calabasas, California, a position he has held since June 2001. From February 2001 to September 2005, Mr. Agnos served as a consultant for E.J. De La Rosa & Co., Inc., an investment banking firm. Mr. Agnos has extensive experience in executive roles and decision-making at the federal, state and local government levels as Mayor of San Francisco, as an elected member of the California State Legislature and as a senior Presidential appointee in the U.S. Department of Housing and Urban Development. Mr. Agnos began his elective career in the California legislature, where he served as Chair of the Joint Legislative Audit Committee. He has served as the Chair of the Assembly Ways and Means Health and Welfare Subcommittee of the California legislature. From June 1993 to January 2001, he was the Regional Director of the U.S. Department of Housing and Urban Development in the Pacific-Hawaii region. Mr. Agnos received a Bachelor of Arts from Bates College and a Master in Social Work from Florida State University.

Term of Office

Our directors are elected for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

Meetings of the Board of Directors and Information Regarding Committees

During our fiscal year ended December 31, 2005, our Board of Directors held six meetings.

Our Board of Directors has established three committees: an Executive Committee, an Audit Committee and a Compensation Committee. As of May 31, 2006, these committees were comprised as follows:

Executive Committee:	James Bouskos (Committee Chairman) Mark Terry Stephen J. Fryer

Audit Committee:	Gary L. Nielsen (Committee Chairman), (Audit Committee Financial Expert) Stephen J. Fryer Arthur C. Agnos

Compensation Committee:	Arthur C. Agnos (Committee Chairman) Gary L. Nielsen Stephen J. Fryer

As of May 31, 2006, Stephen J. Fryer, Gary L. Nielsen and Arthur C. Agnos are independent directors. The Board of Directors has determined that Mr. Nielsen is an “audit committee financial expert” within the meaning of Item 401(e)(2) of Regulation S-B.

Section 16(a) Beneficial Ownership reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our executive officers, directors and greater than 10% stockholders to file reports of beneficial ownership of our common stock on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the SEC.

We believe that during the fiscal year ended December 31, 2005, our executive officers, directors or beneficial owners of more than 10% of our common stock complied with the Section 16(a) filing requirements, with the following exceptions: Each of Messrs. Bouskos, Nielsen and Terry failed to file a Form 3; each of Messrs. Agnos, Fryer, Sparks and Meeks filed a late Form 3; each of Messrs. Agnos and Fryer filed a late Form 4, and Mr. Nielsen failed to file a Form 4, reporting the acquisition of 8,333 shares of our common stock.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers and employees, including our principal executive, financial and accounting officers. A copy of the Code of Ethics is attached as an exhibit to our Annual Report on Form 10-KSB and is also available on our website at www.globalfoodtech.com. We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and persons performing similar functions and amendments to, or waivers from, any provision which relates to any element of our Code of Ethics described in Item 406(b) of Regulation S-B.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

At the end of December 31, 2004, Mr. James Cassidy was our only executive officer and director, and he did not receive any compensation for his services rendered to us, nor had he received any compensation from us in the past. Mr. Cassidy did not accrue any compensation pursuant to any agreement with us. In addition, we have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

As a result of the Transaction, the executive officers and directors of Tech were appointed to positions with us. The following table sets forth compensation information for services rendered by persons who served as our Chief Executive Officer in fiscal 2005 and our named executive officers in all capacities to Tech and on Tech’s behalf during the last three completed fiscal years.

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (3)	All Other Compensation
James Bouskos	2005	$68,779	—	$3,200	—
Chief Executive	2004	—	—	—	—
Officer(2)	2003	—	—	—	—

Keith Meeks	2005	$137,379	—	$9,295	—
President and	2004	$59,960	—	$5,422	—
Chief Executive	2003	$97,750	—	—	—
Officer				—

Mark Terry	2005	$206,250	—	$10,279	—
Chief Technology	2004	$167,500	—	$5,996	—
Officer	2003	$212,390	—	—	—

Stephen J. Fryer(4)	2005	$53,080	—	—	—
Interim Chief Executive Officer	2004	$60,000	—	—	—
	2003	$15,000	—	—	—

(1)	Because Tech is deemed our accounting acquirer, and we have adopted Tech’s business plan, we are providing summary compensation information relating to Tech. Prior to the Asset Purchase Agreement entered into with Tech in August 2005, we did not pay any compensation to any of our officers or directors.
(2)	James Bouskos was our Chief Executive Officer from April 2005 to August 2005 when this position was assumed by Keith Meeks. Mr. Bouskos currently serves as our Chairman of the Board.
(3)	Other Annual Compensation represents payments made on leased vehicles provided to these three officers.
(4)
Mr. Fryer served as interim Chief Executive Officer from January 1, 2005 to February 15, 2005. In fiscal years 2003 and 2004, Mr. Fryer was not an employee of Tech and all compensation received by Mr. Fryer during fiscal years 2003 and 2004 was for consulting services. He currently serves on our Board of Directors.

Stock Option Grants

We have not adopted a stock option plan or any other equity-based compensation plan for the benefit of our employees, and accordingly, no stock options were granted to persons serving as our Chief Executive Officer or our named executive officers during the fiscal year ended December 31, 2005.

Employment Agreements

Neither we nor Tech have any employment agreements with any of our respective executive officers and directors.

Director Compensation

Our independent directors are entitled to receive the following compensation:

•	$25,000 annual retainer fee
•	$1,000 per Board meeting attended
•	$4,000 per year per committee chairmanship
•	Restricted stock grant of 8,333 shares of our common stock for first year of service, measured from the first meeting on August 31, 2005

After the first year of service, independent directors are entitled to stock option grants in an amount to be determined by the Board of Directors.

As of December 31, 2005, our independent directors were Stephen J. Fryer, Gary L. Nielsen and Arthur C. Agnos. All directors are entitled to be reimbursed for reasonable expenses actually incurred by them in connection with their duties as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

We currently do not have in place any equity compensation plans for the issuance of any securities.

Beneficial Ownership Table

The following table sets forth information concerning the number of shares of our common stock as of May 31, 2006, and including shares of our parent, Tech, that are owned beneficially by: (i) each person (including any group) known to us to beneficially own more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our officers and directors as a group. Unless otherwise indicated, the stockholders listed below possess sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable.

Name and Address of Beneficial Owner (1)	Number of Shares of Our Common Stock	Percentage of Shares of Our Common Stock (2)	Number of Shares of Tech	Percentage of Shares of Tech (3)
James Bouskos	—	*	970,287	4.1%
Keith Meeks	—	*	796,933	3.4%
Mark Terry	—	*	2,422,844	10.3%
Marshall F. Sparks	—	*	133,334	*
Stephen J. Fryer	8,333	*	299,445	1.3%
Gary L. Nielsen	8,333	*	111,667	*
Arthur C. Agnos	8,333	*	12,667	*
All directors and officers as a group (7 individuals)	24,999	*	4,767,177	20.2%

Global Food Tech, Inc. (4)	22,943,693	96.4%	—	*

* Less than one percent.

(1) The address of the stockholders identified in this table is c/o Global Food Technologies, Inc., 420 N. Main Street Pocatello, Idaho 83204.

(2) The percentage ownership is based on 23,807,630 shares of common stock outstanding as of May 31, 2006.

(3) The percentage ownership is based on 23,623,997 shares of the common stock of Tech outstanding as of May 31, 2006.

(4) Mr. Fryer is the sole director and the President of Global Food Tech, Inc. and Mr. Sparks is the Chief Financial Officer and Secretary of Global Food Tech, Inc. Messrs. Fryer and Sparks share voting and dispositive powers with respect to our shares held by Global Food Tech, Inc. Each of Messrs. Fryer and Sparks expressly disclaims beneficial ownership of these shares. Information is based on Schedule 13D filed by Global Food Tech, Inc. on April 13, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships

Immediately after the Transaction, most of the directors and officers of Tech resigned from Tech and were appointed to the same positions with us. However, Stephen J. Fryer, one of our Directors, remains on Tech’s Board of Directors as its sole director, and also acts as Tech’s President. Marshall F. Sparks, our Chief Financial Officer, Secretary and Treasurer, also has been appointed as the Chief Financial Officer, Secretary and Treasurer of Tech. Until Mr. Fryer and Mr. Sparks no longer serve Tech or us in these capacities, this commonality of our respective Boards of Directors and executive managements could create, or appear to create, potential conflicts of interest when these directors and managements are faced with decisions that could have different implications for Tech and us.

Related Transactions

With respect to each of the transactions described below, we believe that the terms of such transactions were no less favorable to us than could have been obtained from unaffiliated third parties.

On March 25, 1999, prior to our acquisition of substantially all of the assets of Tech, we issued a total of 333,334 shares of our common stock to Pierce Mill Associates, Inc., which were valued at $100. Of these shares, 233,334 shares were subsequently surrendered by Pierce Mill and cancelled by us for no additional consideration in order to facilitate the Transaction, thereby leaving a balance of 100,000 shares of our common stock held by Pierce Mill. James Cassidy, our former President and Director, is the sole director and stockholder of Pierce Mill.

In 2002, the three founding officers of Tech, Mark Terry, Keith Meeks and Mike McKinsey a person no longer involved, were advised by their patent counsel to further isolate the intellectual property being developed by performing the research and development effort in a separate contracting entity. The officers of Tech formed Foodsafe LLC, an Idaho limited liability company, and dealt with third-party vendors through Foodsafe’s operations. Funds were advanced by Tech as needed to support Foodsafe’s operations, in the amounts of $1,895,891 in 2004 and $2,200,266 in 2003. All intellectual property and prototypes developed were the property of Tech by virtue of the funding arrangement. This arrangement was terminated in November 2004 and Foodsafe LLC was disbanded. The three founding officers (one of whom, Mike McKinsey, is no longer associated with us) of Tech received incentive compensation through Foodsafe related to development progress on the BEST Seafood Processing System. These aggregate payments amounted to $305,000 in 2004 and $1,117,000 in 2003.

In June 2003, Tech relocated its scientific and engineering office from the manufacturing facility to a separate building. The building is owned by Mark Terry and Keith Meeks, who were two of Tech’s founders and officers, and who currently serve as our officers, in the name of K&M Holdings LLC. The rental arrangement is on a month-to-month basis in the amount of $1,398 per month, which we believe represents the fair market rent. Pursuant to the Transaction, we assumed the lease for this facility.

In November 2004, Tech established an office in Newport Beach, California, to provide space for its Chief Financial Officer. Mike Rubel and Stephen J. Fryer personally leased office space co-located with Grant Bettingen Inc., our former investment banking firm, and allocated and rented space to Tech, Grant Bettingen Inc. and three other tenants. Pursuant to an oral agreement, the rental of the space is on a month-to-month basis at a rate of $790 per month. Mr. Fryer is our Director and our former interim Chief Executive Officer.

On August 11, 2005, we entered into a Stock Purchase Agreement with Solvis Group, Inc. and Pierce Mill Associates, Inc., pursuant to which we issued 520,000 shares of our common stock to Solvis, which were valued at $2,340,000. Solvis received a controlling interest in us and therefore was able to facilitate the transactions contemplated by the Asset Acquisition Agreement pursuant to which we acquired all of the assets and liabilities of Tech. At that time, Mr. Fryer was a director of Dalrada Financial Corporation, which controlled Solvis, and was also one of our directors. On August 10, 2005, Solvis acquired control of us through its acquisition of the 520,000 shares. On August 19, 2005, we acquired the assets and assumed the liabilities of Tech, and Solvis became a minority stockholder in connection with the issuance of 22,943,693 shares to Tech. The Stock Purchase Agreement with Solvis has been amended to reduce the number of shares granted to Solvis to 100,000 shares, which were valued at $500,000 and charged to expenses as a cost of the Transaction.

We have retained SC Capital Partners LLC to provide advisory services and transaction assistance on corporate matters, financing transactions and merger and acquisition transactions for a period of one year, effective September 2005. A monthly retainer of $6,000 and reasonable expense reimbursement is included. For assistance in raising sub-debt mezzanine financing, SC Capital will receive a 3% success fee. For assistance in raising equity capital, SC Capital will receive a success fee of 10% of monies raised, 10% of the amount of shares issued and a 3% non-accountable expense fee. Mr. Fryer, our former interim Chief Executive Officer and a current member of our Board of Directors, is a principal of SC Capital. To date, we have only paid the amount of the retainer under this agreement. We have not paid any other transactional compensation.

ITEM 13. EXHIBITS

Exhibit No.	Description

3.1(1)	Restated Certificate of Incorporation dated October 18, 2005.

3.2(1)	Second Amended and Restated Bylaws as of August 31, 2005.

4.1*	Lock-Up Agreement dated as of December 20, 2005 between Global Food Technologies, Inc. and Solvis Group, Inc.

4.2+*	Form of Lock-Up Agreement entered into by Global Food Technologies, Inc. and its officers and directors as of December 20, 2005.

10.1(2)
Asset Acquisition Agreement dated as of August 19, 2005 between Global Food Tech, Inc. (formerly known as Global Food Technologies, Inc.), Solvis Group, Inc. and Global Food Technologies, Inc. (formerly known as Boulevard Acquisition Corporation).

10.2(3)	Services Agreement dated September 30, 2005 between Global Food Technologies, Inc. and Global Media Fund, LLC.

10.3(1)	Stock Purchase Agreement dated August 11, 2005 between Global Food Technologies, Inc. (formerly known as Boulevard Acquisition Corporation), Pierce Mill Associates, Inc. and Solvis Group, Inc.

10.4(1)
Side Letter Agreement dated August 11, 2005 between Global Food Tech, Inc. (formerly known as Global Food Technologies, Inc.), Solvis Group, Inc., Pierce Mill Associates, Inc. and August Law Group, P.C.

10.5(1)	Amendment No. 1 to Asset Acquisition Agreement dated November 21, 2005 between Global Food Tech, Inc., Solvis Group, Inc. and Global Food Technologies, Inc.

10.6*	Lease Agreement dated April 6, 2001 between Parrish Realty, Inc. and Global Food Technology, Inc.

10.7*	Lease Agreement Addendum dated April 22, 2002 between Parrish Realty, Inc. and Global Food Technologies, Inc.

24.1	Power of attorney (included in signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement
*	Filed herewith
‡	Furnished herewith

(1)	Filed on November 23, 2005 as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.

(2)	Filed on August 19, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on October 6, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm Weinberg & Company, P.A., independent auditor, has audited our financial statements for the years ended December 31, 2005 and 2004. The Board of Directors has appointed Weinberg & Company, P.A. to serve as our independent auditors for the 2006 year-end audit and to review our quarterly financial reports for filing with the SEC during fiscal year 2006.

The following table shows the fees billed for audit and other services provided by Weinberg & Company, P.A. for fiscal years 2005 and 2004.
	2005	2004
Audit Fees (1)	$73,940	$0
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees(2)	33,967	0

Total	$107,907	$0

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2) All Other Fees represent services in connection with SEC filings.

Pre-Approval of Non-Audit Services

The SEC adopted rules that require that before the independent auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement must be:

- approved by our Audit Committee; or

- entered into pursuant to pre-approval policies and procedures established by our Audit Committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and the policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

Our Audit Committee requires advance approval of all audit, audit-related, tax and other services performed by our independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before our independent auditor is engaged to perform it. All services performed by our independent auditors in 2005 and 2004 were approved in accordance with the Audit Committee’s pre-approval policies.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 5, 2006	GLOBAL FOOD TECHNOLOGIES, INC., a Delaware corporation

	By:	/s/ Keith Meeks
Name: Keith Meeks
Title: President and Chief Executive Officer

KNOWN BY ALL PERSONS THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith Meeks and Marshall F. Sparks, or any one of them, their attorneys-in-fact and agents with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name:	Title	Date

/s/ Keith Meeks	President and Chief Executive Officer
Keith Meeks	(Principal Executive Officer)	July 5, 2006

/s/ James Bouskos	Chairman of the Board	July 5, 2006
James Bouskos

/s/ Marshall F. Sparks	Chief Financial Officer, Secretary and Treasurer
Marshall F. Sparks	(Principal Financial and Accounting Officer)	July 5, 2006

/s/ Mark Terry	Chief Technology Officer and Director	July 5, 2006
Mark Terry

/s/ Stephen J. Fryer	Director	July 5, 2006
Stephen J. Fryer

/s/ Gary L. Nielsen	Director	July 5, 2006
Gary L. Nielsen

/s/ Arthur C. Agnos	Director	July 5, 2006
Arthur C. Agnos

GLOBAL FOOD TECHNOLOGIES, INC
(FORMERLY BOULEVARD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) THROUGH DECEMBER 31, 2005

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FROM JULY 25, 2001 (INCEPTION) TO DECEMBER 31, 2005

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO DECEMBER 31, 2005

NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Food Technologies, Inc.

We have audited the accompanying balance sheets of Global Food Technologies, Inc. (formerly Boulevard Acquisition Corporation) as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004 and from July 25, 2001 (Inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Food Technologies, Inc. as at December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period July 25, 2001 (Inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had a net loss $22,023,785 and negative cash flow from operations of $17,424,188 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California
May 2, 2006

GLOBAL FOOD TECHNOLOGIES, INC.
(FORMERLY BOULEVARD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS	December 31,	December 31
	2005	2004
CURRENT ASSETS
Cash	$1,671,700	$126,079
Prepaid expenses	152,018	252,118
Total Current Assets	1,823,718	378,197

FIXED ASSETS
Laboratory equipment	500,941	479,955
Furniture and fixtures	67,986	38,105
Total	568,927	518,060
Less accumulated depreciation	(328,121)	(224,509)
Fixed assets - net	240,806	293,551

BEST SYSTEM	–	3,157,111

OTHER ASSET, Deposit	11,500	9,000

TOTAL ASSETS	$2,076,024	$3,837,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$248,856	$31,358
Accrued liabilities	78,944	302,187
Total Current Liabilities	327,800	333,545

REDEEMABLE SERIES A PREFERRED STOCK	–	2,713,006

TOTAL LIABILITIES	327,800	3,046,551

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, none outstanding	–	–
Common Stock, $.0001 par value, 100,000,000 shares authorized, 23,496,219 and 18,835,048 shares outstanding respectively	2,349	1,884
Additional paid-in capital	24,777,993	12,222,815
Deferred cost of stock issued for services	(1,008,333)	–
Deficit accumulated during development stage	(22,023,785)	(11,433,391)
Total Stockholders’ Equity	1,748,224	791,308

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,076,024	$3,837,859

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(FORMERLY BOULEVARD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2005	For The Year Ended December 31, 2004	For the Period From July 25, 2001 (Inception) To December 31, 2005

Revenues	$–	$–	$–

Expenses
Marketing expense	1,161,743		1,161,743
General and administrative expense	1,643,056	1,351,668	4,625,406
Research and development costs
Paid to third parties	4,074,872	870,429	10,787,433
Paid to related parties		305,000	1,422,000
Impairment of BEST system	3,157,111	–	3,157,111
Depreciation	103,612	99,689	328,122
Interest expense		–	91,970
Merger related costs	450,000		450,000
Total Expenses	10,590,394	2,626,786	22,023,785

NET LOSS	$(10,590,394)	$(2,626,786)	$(22,023,785)

Loss per Share, basic and diluted	$(0.51)	$(0.14)

Weighted average shares, basic and diluted	20,961,181	18,325,768

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(FORMERLY BOULEVARD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock		Additional Paid-in	Deferred cost of stock issued for	Deficit Accumulated During the Development	Total Stockholders’ Development Stage
	Shares	Amount	Capital	services	Stage	Equity
Issuance to founders at inception, at par	10,333,333	$1,033	$(1,002)	$	$	$31
Sales for cash	298,706	30	154,008			154,038
Premium on preferred stock			(200,800)			(200,800)
Net loss					(957,269)	(957,269)
Balance, December 31,2001	10,632,039	1,063	(47,794)		(957,269)	(1,004,000)
Sales for cash	4,848,575	485	4,308,374			4,308,859
Premium on preferred stock			(12,500)			(12,500)
Net loss					(3,584,307)	(3,584,307)
Balance, December 31, 2002	15,480,614	1,548	4,248,080		(4,541,576)	(291,948)
Sales for cash	2,155,353	216	3,865,864			3,866,080
Premium on preferred stock			(291,800)			(291,800)
Net loss					(4,265,029)	(4,265,029)
Balance, December 31, 2003	17,635,967	1,764	7,822,144		(8,806,605)	(982,697)
Sales for cash	1,199,081	120	4,434,772			4,434,892
Premium on preferred stock			(37,501)			(37,501)
Fair value of warrants issued for services			3,400			3,400
Net loss					(2,626,786)	(2,626,786)
Balance, December 31, 2004	18,835,048	1,884	12,222,815		(11,433,391)	791,308
Sales for cash	1,732,220	173	7,943,948			7,944,121
Premium on preferred stock			(271,123)			(271,123)
Fair value of warrants issued for services			21,825			21,825
Stock issued for services	82,598	8	371,683			371,691
Conversion of preferred stock	2,400,540	240	2,938,879			2,939,119
Stock transferred in consummation of merger	100,000	10				10
Stock issued for merger related costs	100,000	10	449,990			450,000
Stock issued to round up split	1,369
Stock issued for media contract	244,444	24	1,099,976	(1,100,000)		–
Amortization of deferred cost				91,667		91,667
Net loss					(10,590,394)	(10,590,394)
Balance, December 31, 2005	23,496,219	$2,349	$24,777,993	$(1,008,333)	$(22,023,785)	$1,748,224

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(FORMERLY BOULEVARD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2005		For The Year Ended December 31, 2004	For The Period From July 25, 2001 (Inception) To December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss		$(10,590,394)	$(2,626,786)	$(22,023,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		103,612	99,689	328,120
Impairment of BEST system		3,157,111		3,157,111
Merger related costs		450,000		450,000
Fair value of warrants issued for services		21,825	3,400	25,224
Stock issued for services		371,691		371,691
Earned portion of stock issued for media services		91,667		91,667
Changes in assets and liabilities:
Change in prepaid expenses		100,098	(109,077)	(152,017)
Change in current liabilities		(5,743)	255,997	327,799
Cash used in Operating Activities		(6,300,133)	(2,376,777)	(17,424,188)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Increase in BEST system			(2,468,454)	(3,157,111)
Increase in property		(50,867)	(35,150)	(568,927)
Increase in deposits		(2,500)		(11,500)
Cash used in Investing Activities		(53,367)	(2,503,604)	(3,737,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Series A preferred stock		(45,000)		(45,000)
Sale of redeemable Series A preferred stock			150,000	2,170,405
Sale of common stock		7,944,121	4,434,892	20,708,021
Net Cash Provided By Financing Activities		7,899,121	4,584,892	22,833,426

(DECREASE) INCREASE IN CASH		1,545,621	(295,489)	1,671,700

CASH - BEGINNING OF PERIOD		126,079	421,568	–

CASH - END OF PERIOD		$1,671,700	$126,079	$1,671,700

SUPPLEMENTAL DISCLOSURES
Interest included in operating activities	$		$–	$91,970

Noncash financing transactions
Accretion of redemption value of preferred stock		$271,123	$37,501	$813,724
Conversion of Series A preferred stock to common stock		$2,939,119
Stock transferred in consummation of merger		$10
Deferred cost of stock issued for media services		$1,100,000

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(FORMERLY BOULEVARD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

1. Description and nature of the business, organization and basis of presentation

Global Food Technologies, Inc. (“we” or “us”) is a biotechnology company focused on food safety processes for the food processing industry dedicated to using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood, poultry and meat, and to make those products safer for human consumption. We have applied the research and technology developed over the prior four years into the “BEST” food processing system. We have had no revenues to date and thus continue operations in the development stage. Our ability to generate revenue from the BEST system will depend, among other things, on our ability to demonstrate the merits of the BEST system and develop markets and alliances to penetrate those markets.

(a) Organization

Boulevard Acquisition Corporation, a Delaware corporation (“BAC”), was incorporated on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a private business. The Company’s fiscal year is December 31.

On August 19, 2005, BAC entered into an Asset Acquisition Agreement with Global Food Technologies, Inc., a privately held Delaware corporation (“Tech”), and Solvis Group, Inc., a Delaware corporation, whereby BAC agreed to acquire all of the assets and properties subject to all claims, liabilities and obligations of Tech in exchange for the issuance to Tech of 22,943,693 shares of common stock of BAC, representing approximately ninety-seven percent (97%), of BAC’s issued and outstanding capital stock. BAC initially issued Solvis Group, Inc. 520,000 shares as consideration for facilitating the merger, with the fair value of the shares, $2,340,000, being charged to expense as a cost of the merger. This agreement was amended in April 2006 and the transaction was restated to reduce the shares issued to Solvis Group, Inc. from 520,000 shares to 100,000 shares, reducing the facilitation fee to $450,000 based on the fair value of $4.50 per share and increasing the percentage of shares received by Tech to 99.1%.

The acquisition has been accounted for as a reverse merger (recapitalization) with Tech being deemed the accounting acquirer and BAC being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of Tech (since July 25, 2001, date of Tech’s inception) as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital. The basis of the assets and liabilities of Tech, the accounting acquirer, has been carried over in the recapitalization. Subsequent to the acquisition, BAC changed its name to Global Food Technologies, Inc.

(b) Going concern

We are currently a development stage enterprise. All loses accumulated since the inception of business have been considered as part of our development stage activities.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, we have been engaged in product development and pre-operational activities. No revenue has been generated and we have incurred accumulated losses and negative operating cash flows of $22,023,785 and $17,424,188, respectively, as of December 31, 2005. Continuation of our existence is dependant on our ability to raise additional capital and achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, the sole source of cash for Tech has been the sale of its equity to investors. Although we expect to generate revenue from installing and operating the BEST food processing systems within the next 12 months, any funds generated from installing and operating our BEST food processing systems during fiscal year 2006 are not expected to cover all of our operating expenses. In addition to cash in hand as of December 31, 2005, we believe that we will need approximately $7 million to cover operating expenses during the next twelve months, including costs for the construction of two BEST food processing systems. We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits.

2. Summary of significant accounting policies

Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BEST Seafood Processing System - The BEST Seafood Processing System, the physical embodiment of our food processing technology, was completed, tested and available for commercial application (in a previous generation design) in 2004 and was capitalized on the Balance Sheet at a construction cost of $3,157,111; design, testing and support costs involved were expensed. In 2005, mechanical and software upgrades were implemented to optimize the mechanical process. The improvements were so substantial that the current model was deemed inappropriate for installation in a customer’s processing facility. As a result, the carrying value of the asset was deemed impaired in 2005 and was written off. A new model is being constructed with increased capacity and simplified operating and maintenance parameters. Design, testing and support costs incurred on this model through December 31, 2005 have been included in research and development costs.

Future models of the BEST food processing system will be long lived assets capitalized at their identifiable construction cost. They will be placed in service under contract at a customer’s plant, recorded as a fixed asset and be depreciated over their expected 10 year technological life.

Property and Equipment and Depreciation - Property and equipment are stated at cost. Depreciation is computed using the straight line method based on the estimated useful lives of the assets, all estimated at five years. There are no capitalized leasehold improvements.

Long-lived Assets - We account for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS 144, the long lived assets are to be held and reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We periodically review the carrying value of long lived assets to determine whether or not an impairment to such value has incurred. The BEST Seafood Processing System asset was physically reconfigured for operational efficiency in 2005. The total capitalized cost of the BEST Seafood Processing System was considered impaired in 2005 and was written off. No other impairments were recorded during the period from June 25, 2001 (the date of Tech’s inception) through December 31, 2005.

Concentration of Credit Risk - We place our cash with high quality financial institutions, and at times may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit.

Income Taxes - We account for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to our not having any material operations for the period ending December 31, 2005 and 2004.

Fair Value of Financial Instruments - The carrying amounts of our financial instruments, including cash, accounts payable and accrued liabilities, approximate their fair value as of December 31, 2005 and 2004.

Advertising Expenses - Advertising costs are expensed currently as they are billed from vendors. Advertising expenses included in marketing expenses were $144,995 in 2005 and $25,123 in 2004.

Loss Per Share - Statement of Financial Accounting Standards No. 128, “Earnings per Share”, requires presentation of basic earnings per share and diluted earnings per share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

The 2,122,336 stock purchase warrants outstanding at December 31, 2005 were not used in the computation of loss per share as their effect would be antidilutive.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R requires that we measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. We are a small business issuer, and therefore are required to adopt SFAS 123R as of the first interim or annual reporting period of the first fiscal year that begins on or after December 15, 2005. Under this method, we will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, we will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The adoption of SFAS 123R will not have a material effect on our financial statement presentation and disclosures.

In March 2005, the Securities and Exchange Commission (“SEC”) Office of the Chief Accountant and its Division of Corporate Finance released Financial Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations. SAB 107 provides the staff’s views regarding the valuation of shared-based payment arrangements for public companies and stresses the importance of including appropriate disclosures within SEC filings, particularly during the transition to SFAS 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”, to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after September 15, 2005. We do not routinely enter into nonmonetary exchanges. Accordingly, we do not expect that the adoption of SFAS 153 will have a significant effect on our financial statement presentation or disclosures.

In May 2005, the FASB issued Statement No. 154 (“SFAS 154”) “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In the event of such impracticality, SFAS 154 provides for other means of application. If we change accounting principles, we will evaluate the impact of SFAS 154.

3. Redeemable Preferred Stock

We are authorized to issue Twenty Million (20,000,000) shares of Preferred Stock with a par value of $.0001. In 2001, Eight Million (8,000,000) shares were designated “Series A” Preferred Stock and 2,440,540 shares were sold for cash to investors at prices ranging from $0.75 to $4.50 per share through 2004, and such shares were outstanding at December 31, 2004. During 2005, 40,000 shares of the Series A Preferred Stock were redeemed for $45,000 cash and 2,400,540 shares of the Series A Preferred Stock were converted into 2,400,540 shares of our Common Stock. There is no Preferred Stock outstanding as of December 31, 2005.

The redemption feature required a demand by a shareholder of Series A Preferred Stock of sixty (60) days notice prior to the end of the calendar year for all or a portion of the Series A Preferred Stock held at redemption premiums of 125% in 2004, 150% in 2005 and 175% in 2006. The premium applied to the original issuance price. The redemption provision expired on January 1, 2007 and any unredeemed Series A Preferred Stock would automatically be converted to Common Stock at that time.

We accreted the redemption value over the period on a straight-line basis with a charge to additional paid in capital and a credit to redeemable Series A Preferred Stock. The Series A Preferred Stock was originally classified as a liability and not in Stockholders’ equity on our historical balance sheets prior to the acquisition and merger discussed in Note 1(a). The Series A Preferred Stock transactions are set forth in the following table:

Fiscal Year		Sale proceeds	Redemption Premium	Series A Preferred Shares Outstanding
2001	Sale at $.75 per share	$803,200	$200,800	1,070,933
2002	Sale at $.75 per share	$50,000	$12,500	66,667
2003	Sale at $.93 per share	$1,167,205	$291,800	1,269,607
2004	Sale at $4.50 per share	$150,000	$37,501	33,333
	Balance, December, 31 2004	$2,170,405	$542,601	2,440,540
2005	Accretion		$271,123
2005	Redemption by estate	$(30,000)	$(15,000)	(40,000)
2005	Conversion	$(2,140,405)	$(798,724)	(2,400,540)
	Balance September 30, 2005	$0	$0	0

4.  Shareholders’ Equity

At December 31, 2005 our authorized capital consists of One Hundred Twenty Million (120,000,000) shares consisting of Common Stock in the amount of One Hundred Million (100,000,000) shares, $0.0001 par value and Preferred Stock in the amount of Twenty Million (20,000,000) shares, $0.0001 par value.

Stock Issuances. Tech, our accounting acquirer, periodically sold stock to fund operations since inception. BAC was initially capitalized with the issuance of 100,000 shares of Common Stock to the founder in 1999. The initial capitalization of Tech involved the issuance of 10,333,333 shares Common Stock to its founders in 2001. Through December 31, 2004, shares of Common and Series A Preferred Stock were sold in various offerings resulting in 10,902,254 shares being issued for cash with total net proceeds of $14,904,214.

Stock sales continue to fund operations and in the year ended December 31, 2005, 1,732,220 shares of Common Stock were sold for cash proceeds of $7,944,121. An additional 82,598 shares of Common Stock were issued to employees and consultants for services and were recorded at the fair market value of $371,691. Also see Note 6 for 244,444 shares of Common Stock issued for a media agreement.

Warrants. At December 31, 2004, we had issued 1,148,847 warrants, exercisable for 5 years at $5.70, in conjunction with sales of common stock. We continued this practice in 2005 and as of December 31, 2005, had issued an additional 706,823 warrants exercisable at $4.50 for 3 years in connection with our equity offerings. In 2004, a warrant to acquire 200,000 shares at $4.50 was issued for services valued at $20,400, of which $3,400 was amortized in 2004 and the balance of $17,000 in 2005. In November 2005, warrants were issued to two advisory board members to acquire an aggregate of 66,667 shares exercisable at $4.50. These warrants were valued at $57,866, of which $4,825 was amortized in 2005 with the balance to be amortized in 2006, over the one year life of their service commitment. No warrants have been exercised. At December 31, 2005, there were 2,122,336 warrants outstanding.

Reverse Stock Split. In September 2005, the Board of Directors declared a one-for-three reverse stock split in the shares outstanding to replace with one share each of three shares outstanding. This reduced the 70,164,410 shares of Common Stock outstanding at September 30, 2005 to 23,389,506 shares. In effecting the split we rounded up any fractional share to the next whole share, resulting in 1,369 additional shares being issued. All shares and per share amounts have been retroactively restated to reflect the split as of the first period presented.

5. Related Party Transactions

On March 25, 1999, prior to our acquisition of substantially all of the assets of Tech, we issued a total of 333,334 shares of our common stock to Pierce Mill Associates, Inc., which were valued at $ 100. Of these shares, 233,334 shares were subsequently surrendered by Pierce Mill and cancelled by us for no additional consideration in order to facilitate the Transaction, thereby leaving a balance of 100,000 shares of our common stock held by Pierce Mill. James Cassidy, our former President and Director, is the sole director and stockholder of Pierce Mill.

In 2002, the three founding officers of Tech, Mark Terry, Keith Meeks and Mike McKinsey a person no longer involved, were advised by their patent counsel to further isolate the intellectual property being developed by performing the research and development effort in a separate contracting entity. The officers of Tech formed Foodsafe LLC, an Idaho limited liability company, and dealt with third-party vendors through Foodsafe’s operations. Funds were advanced by Tech as needed to support Foodsafe’s operations, in the amounts of $1,895,891 in 2004 and $2,200,266 in 2003. All intellectual property and prototypes developed were the property of Tech by virtue of the funding arrangement. This arrangement was terminated in November 2004 and Foodsafe LLC was disbanded. The three founding officers (one of whom, Mike McKinsey, is no longer associated with us) of Tech received incentive compensation through Foodsafe related to development progress on the BEST food processing system. These aggregate payments amounted to $305,000 in 2004 and $1,117,000 in 2003.

In June 2003, Tech relocated its scientific and engineering office from the manufacturing facility to a separate building. The building is owned by Mark Terry and Keith Meeks, who were two of Tech’s founders and officers, and who currently serve as our officers, in the name of K&M Holdings LLC. The rental arrangement is on a month-to-month basis in the amount of $1,398 per month, which we believe represents the fair market rent. Pursuant to the Transaction, we assumed the obligation for this facility.

In November 2004, Tech established an office in Newport Beach, California, to provide space for its Chief Financial Officer. Mike Rubel and Stephen J. Fryer personally leased office space co-located with Grant Bettingen Inc., our former investment banking firm, and allocated and rented space to Tech, Grant Bettingen Inc. and three other tenants. Pursuant to an oral agreement, the rental of the space is on a month-to-month basis at a rate of $790 per month. Mr. Fryer is our Director and our former interim Chief Executive Officer.

On August 11, 2005, we entered into a Stock Purchase Agreement with Solvis Group, Inc. and Pierce Mill Associates, Inc., pursuant to which we issued 520,000 shares of our common stock to Solvis, which were valued at $2,340,000. Solvis received a controlling interest in us and therefore was able to facilitate the transactions contemplated by the Asset Acquisition Agreement pursuant to which we acquired all of the assets and liabilities of Tech. At that time, Mr. Fryer was a director of Dalrada Financial Corporation, which controlled Solvis, and was also one of our directors. On August 10, 2005, Solvis acquired control of us through its acquisition of the 520,000 shares. On August 19, 2005, we acquired the assets and assumed the liabilities of Tech, and Solvis became a minority stockholder in connection with the issuance of 22,943,693 shares to Tech. The Stock Purchase Agreement with Solvis has been amended to reduce the number of shares granted to Solvis to 100,000 shares, which were valued at $450,000 and charged to expenses as a cost of the Transaction.

We have retained SC Capital Partners LLC (“SCCP”) to provide advisory services and transaction assistance on corporate matters, financing transactions and merger and acquisition transactions for a period of one year, effective September 2005. A monthly retainer of $6,000 and reasonable expense reimbursement is included. For assistance in raising sub-debt mezzanine financing, SCCP will receive a 3% success fee. For assistance in raising equity capital, SCCP will receive a success fee of 10% of monies raised, 10% of the amount of shares issued and a 3% non-accountable expense fee. Our former interim CEO and a current member of our Board of Directors is a principal of SCCP. The retainer but no transactional compensation has been paid under this agreement.

6. Media Agreement

On September 30, 2005, we entered into a three year contract for media production and distribution services with Global Media Fund, LLC, which will provide nationally syndicated newspaper and radio features about us, our BEST food processing systems and food safety issues to 10,000 newspapers and 6,000 radio stations.

The cost of the contract totals $4,500,000, with cash of $50,000 and common stock with a value of $1,100,000 payable at signing and additional common stock with an aggregate value of $1,100,000 payable in three installments in 2006. The value of these initial issuances will be deferred when issued and amortized into marketing expense over the three year life of the contract. Based on the market price of our stock at the date of the agreement, these issuances, aggregating $2,200,000 in stock value, result in a commitment to issue 488,889 shares. Of this amount, 244,444 shares, valued at $1,100,000 were issued on September 30, 2005 and have been reflected as deferred cost of stock for services in the accompanying statements of stockholders equity. The commitment for the remaining cost of $2,250,000 will be paid in shares valued at 90% of market price at the time of issuance (with a floor price of $4.50) in twelve quarterly installments, which began in January 2006. The maximum share commitment for this entire component of cost at the minimum price is 500,000 shares. The contract can be cancelled at any time with no obligation to continue the quarterly payments. The value of each quarterly share issuance will be expensed and the services deemed performed in the quarter the payment is made prior to the next quarterly payment.

7. Commitments

Operating Leases - We lease our research and development laboratory & manufacturing facility premises located in Pocatello, Idaho and have leased three automobiles for three officers. Lease payments were made on these leases and a minor office equipment lease of $102,499 in 2005 and $72,442 in 2004. Future minimum lease payments required on these non-cancelable operating leases are as follows:

Year ended December 31,	Amount
2006	$106,746
2007	59,582
2008	39,726
2009	13,679
$219,733

Investment Banking Agreement - We have retained SC Capital Partners LLC (“SCCP”) to provide advisory services and transaction assistance on corporate matters, financing transactions and merger and acquisition transactions for a period of one year, effective September 2005. A monthly retainer of $6,000 and reasonable expense reimbursement is included. For assistance in raising sub-debt mezzanine financing, SCCP will receive a 3% success fee. For assistance in raising equity capital, SCCP will receive a success fee of 10% of monies raised, 10% of the amount of shares issued and a 3% non-accountable expense fee. Our former interim CEO and a current member of our Board of Directors is a principal of SCCP. The retainer but no transactional compensation has been paid under this agreement.

8. Income Taxes

Our financial statements are based on Tech being the deemed accounting acquirer in the reverse merger transaction which was effected through an asset purchase agreement. Typically, historical losses do not carry through to the acquirer in an asset based merger and we do not expect to use any of the tax loss carryforwards of Tech. Our tax loss carryforward is based on the losses sustained since the merger in August 2005, which is approximately $7,123,354.

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets at December 31, 2005 and 2004 as follows:

	2005	2004
Net operating loss carryforward	$2,421,940	$–
Less valuation allowance	$(2,421,940)	_____
Net deferred tax asset	$–	$–

We have provided a 100% valuation allowance as we cannot determine that it is more likely than not that we will realize the deferred tax assets.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Tax expense at the U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0%	34.0%
Effective income tax rate	–%	–%

9. Subsequent Events

Common Stock continues to be issued in accordance with the Media Agreement described in Note 6. On January 1, 2006, 81,482 shares were issued for the initial commitment and 46,296 as the first of twelve installments of the quarterly commitment, for a total of 127,778 shares. On April 1, 2006, the second installment for 37,037 shares was made on the quarterly commitment.

On April 3, 2006, we arranged a thirty (30) day bridge loan in the amount of $350,000 from a shareholder who is otherwise unrelated. The loan bears interest at an annual rate of eight percent (8%) plus an additional five loan points, in the amount of $17,500, due at maturity. Additional consideration in the form of warrants to purchase Thirty Five Thousand (35,000) shares of our Common Stock. The warrants are exercisable at $4.50 per share and are exercisable for two (2) years.

On April 5, 2006, we commenced a private placement of our securities to accredited investors in conformity with Rule 506 of Regulation D promulgated pursuant to the Securities Act of 1933, as amended. This offering consists of 500,000 units, each consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock for a maximum offering price of $4,500,000.

