Form 10KSB/A
period 2005-12-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2007-07-31
CIK 1122108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

Commission file number: 000-31385

GLOBAL FOOD TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

DELAWARE	52-2257546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1656 Kraft Road, Pocatello, Idaho	83203
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

As previously disclosed in our report on Form 8-K filed on March 23, 2007, the Board of Directors of Global Food Technologies, Inc., after discussions with our registered independent public accounting firm, Weinberg & Co., P.A., determined that the treatment of stock issuances made under an agreement with Global Media Fund, LLC originally recorded and reported on our Annual Report of Form 10-KSB, filed on July 6, 2006, for the year ended December 31, 2005 (the “2005 10-KSB”), was incorrect and required a revision. We are filing this amendment to the 2005 10-KSB to make this correction.

We determined that the value of the stock issued to Global Media Fund should be expensed when issued rather than deferred and amortized to expense over the 36 month life of the contract. This change in classification results in the recognition of additional expense of $1,008,333 in 2005 and increases the net loss from $10,590,394 to $11,598,727. This Amendment is being filed to reflect such changes.

We have also revised the related narrative as it relates to these changes in the condensed consolidated statements of operations and balance sheet, including additional disclosure in the Notes under the heading “Restatement” and have revised the disclosure in Part II, Section 8A “Controls and Procedures”. We have also updated the name of our product offering from “BEST” to “iPura” ™, to reflect the subsequent change to our brand name. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

Other than as set forth above, and as required to reflect the reclassification of the stock issuances that were made to Global Media Fund, there are no other significant changes to the original 2005 10-KSB and this Form 10-KSB/A does not reflect events occurring after the filing of the original 2005 10-KSB, or modify or update disclosures therein in any other way.

GLOBAL FOOD TECHNOLOGIES, INC.
INDEX TO
ANNUAL REPORT FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2005

Item		Page
Number	Description	Number

	PART I

1	Description of Business	1
2	Description of Property	11
3	Legal Proceedings	11
4	Submission of Matters to a Vote of Security Holders	11

	PART II

5	Market for Common Equity and Related Stockholder Matters	11
6	Management’s Discussion and Analysis of Plan of Operation	12
7	Financial Statements	19
8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19
8A	Controls and Procedures	19
8B	Other Information	20

	PART III

9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	20
10	Executive Compensation	24
11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
12	Certain Relationships and Related Transactions	27
13	Exhibits	29
14	Principal Accountant Fees and Services	31

	Signatures	32

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

Business of the Company

Overview

We are engaged in research and development of commercial applications for our proprietary scientific food processing technologies, which are focused on increasing the quality and value of commercially-packaged seafood, poultry and other meats, substantially extending the shelf-life of these meats and making these products safer for human consumption by reducing disease-causing bacteria. We focus our development efforts on products designed to reduce significantly the presence of salmonella, campylobacter and other bacterial pathogens found in processed seafood, poultry and meat products. We believe that using our proprietary, low-cost technologies designed to sharply reduce the presence of dangerous, sometimes lethal, pathogens in seafood, poultry and meat products, and significantly increase the shelf-life and commercial value of these products, could create a new paradigm in food safety. We spent approximately $4,862,677 and $1,175,429 on research and development during the fiscal years ended December 31, 2005 and December 31, 2004, respectively. As described below in this report, our iPura™ Seafood Processing System is ready for commercialization and we are actively seeking customer orders. Our other technologies remain in various stages of research and development.

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

Our Proposed Products and Services

As described below, we believe our iPura™Seafood Processing System has undergone adequate testing and is now fully developed and ready for market introduction. However, our iPura™Seafood Processing System has never been installed and operated in a third-party commercial setting and we do not currently have any orders for the iPura™Seafood Processing System. In addition, we do not have any agreements in place with third-party manufacturers for our systems or components. Furthermore, we may not be able to successfully commercialize our other technology described below or extrapolate it to any other applications (including those discussed below). Our success will depend on many factors that are not within our control, such as whether we will have sufficient economic and other resources and whether our products and services will be accepted in the marketplace, among others described more fully in Item 6 under the heading “Cautionary Information Regarding “Forward-Looking Statements.”

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

In seeking to launch our technology commercially, we have concentrated first on developing products for use by seafood and poultry processors, where management believes the danger is highest, thus giving us the greatest likelihood of market acceptance by processors, grocers and consumers. We originally branded our food safety systems under the trade name “BEST”, which stands for Bacterial Elimination and Shelf-life Technology, however this being generic we have renamed them iPura™ Systems. Our iPura™Processing Systems represent scientific methods to rid seafood and poultry, respectively, of disease-causing bacteria both on the surface of, as well as inside, the tissue. Our methods simply add one additional step (prior to freezing and packaging) in the processing lines already in place in virtually every seafood and poultry processing facility.

We have established, and applied for registration of, the iPura™ mark to identify products processed by the iPura™ Seafood Processing System. We expect the iPura™ brand to signify that exceptional food safety measures have been taken in processing the product labeled with this mark. We will market the iPura™ brand both to consumers and distribution chain participants. Our management believes that consumers are willing to pay a premium for value added food safety, and we believe that we can create additional demand for our products by educating consumers about the benefits of food products bearing the iPura™ label. Currently, we have only engaged in limited marketing of our iPura™ brand.

Our research and development efforts culminated in the development of the current generation of the iPura™ Seafood Processing System, which is available for commercialization. We have manufactured two prototypes of this system based on previous designs over the past several years, one of which we currently use for testing and demonstrative purposes. By the end of 2006, we plan to build two of the current generation iPura™ Seafood Processing System, which will be available for installation at customer facilities.

The iPura™ Seafood Processing System is placed at the food processor’s location in order to provide the pathogen-elimination “kill step” process immediately prior to packaging. The iPura™ Seafood Processing System utilizes proprietary pressure vessels and modified atmospheres as part of a clean “kill step” process that is designed to eliminate the bacteria and pathogens found both on the exterior and in the interior tissue of the seafood, poultry or other meats being processed. The process takes place in an ultra clean environment and ends with packaging in the same clean environment, which we anticipate will ultimately include a bacteriacidic packaging that we are developing. Destroying pathogens makes the product safe; the greatly reduced levels of bacteria and spoilage organisms, and the cellular dormancy, allow for a longer shelf-life; and the controlled packaging keeps the product safe and fresh. While we cannot say that our iPura™ Seafood Processing System will eradicate all the pathogens found in the food we treat, our internal laboratory testing and studies (conducted jointly with, and confirmed by, representatives from a highly-respected university in the Western United States, which we refer to as the University) indicate that our methods are significantly more effective in reducing bacterial count on the treated products compared to methods in commercial use today. This vast reduction in pathogen count and spoilage microorganisms is how our technology works to extend the shelf-life of processed seafood, poultry and meat products, because it slows substantially the growth and reproduction of these pathogens following treatment.

To date, we have tested our technology only on seafood and poultry products, and on actual seafood product supplied by our potential customers. The iPura™ Seafood Processing System is available for commercial use but the design and configuration of our iPura™ Poultry Processing System has not yet been finalized. Our system is only effective against bacterial pathogens and spoilage microorganisms, such as salmonella, campylobacter and E. coli. Our technology is not designed or intended to, and does not have, any effect on viral or genetically transmitted diseases, such as “mad cow disease” or avian flu, and we have no present intent to expand our science into that area. Our management has studied food safety issues extensively, and believes that the largest number of deaths resulting from food-borne illnesses are attributable to bacterial pathogens, and we are committed to focusing on the food safety issues associated with those specific illnesses, at least for the foreseeable future.

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

We are developing proprietary film for packaging commercial food products using nano chemistry. Preliminary test results indicate a reduction in microbial growth and further extension of product shelf-life. Development is continuing on this nano technology project in a joint effort with the Chemistry and Microbiology departments of the University, and data validation continues with the University and our testing teams. This technology, if successfully commercialized, would be introduced into specific packaging films and would complement our iPura™Seafood Processing System by continuing to reduce the growth of microbial microorganisms, adding days of shelf-life to the packaged food product without adding any harmful byproducts and without compromising the odor, texture, or flavor of the product.  The film packaging project is in the conceptual stage with only preliminary research to date. Development will commence with a proof of science prototype and microbiology testing when we deem it appropriate in relation to other development projects we are conducting and availability of resources. This phase will provide the laboratory data necessary to make a submission to the U.S. Food and Drug Administration, which we refer to as the FDA, and the specifications necessary to obtain proposals for contract manufacturing. The development phase, once commenced, is estimated to require six months and a budget of $210,000.

Distribution and Marketing Plan

We have determined that the way to most effectively maximize the value of our patented and proprietary technologies is to license them to the processors for a royalty fee. We plan to distribute our products and generate revenue by offering to install our iPura™ Seafood Processing System for a small up-front cost to food processors, under the terms of a service and license agreement containing a negotiated price-per-pound royalty fee. We intend that these service contracts will specify that our personnel (which may include authorized subcontractors) must install, operate and maintain each iPura™Seafood Processing System inside the customer’s processing plant, and we will control every aspect of our proprietary technologies, including system design, installation, any modified atmospheres, film for packaging, and an anti-microbial agent. By the terms of these service contracts, we will have the ability to monitor and maintain every element of our processing system, allowing us to control how our technology is utilized as well as confirming our royalty income rights on a real-time basis. We believe that processors who utilize our system will have a competitive edge over processors who continue to use the current methods, which we view to be less effective and less safe.

Although we have not yet commercially installed any iPura™ Seafood Processing Systems, we have spent over two years developing relationships in the first two markets we have chosen to introduce our technologies: Vietnam and Chile. We have chosen to commence our business in these two countries, and have established representative office relationships there, because we believe that these markets represent very large seafood and poultry exporting countries, have strong governmental and trade association support that can help with quicker market acceptance by processors, and have a proven desire to be seen as using “state of the art” technologies in processing their food for export consumption.

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

Government Regulation

Our business will be subject to federal and state regulations in the United States, as well as those of the foreign jurisdictions in which we may endeavor to sell our products and services (such as Vietnam and Chile). In addition to all of the other regulations to which a U.S. business is subject generally (including, among other things, regulations governing employment, occupational safety, business licensing, import-export activities and taxation), some of our products, such as the proprietary film we are developing for packaging commercial food products, will be subject to review and approval by the FDA. Since our suppliers have already received FDA approval for the current components of our iPura™ Seafood Processing System that come into contact with food, such as the liquid wash, our iPura™ Seafood Processing System does not require FDA approval. However, other states or foreign jurisdictions in which our processes are used, or where a product treated with them is exported, may impose further regulations which could be more or less stringent than those imposed by the FDA. We do not believe that any governmental regulations will materially restrict the installation and use of our BEST Systems in either Vietnam or Chile and we do not believe that any specific regulatory bodies will require pre-approval of our systems in those countries.

Intellectual Property

We have been issued three patents from the U.S. Patent and Trademark Office that relate to the iPura™Seafood Processing System. We also have filed one additional patent application that is pending. These patents allow us to own and control the science that has resulted in our proposed line of commercial food safety solutions. Subject to having sufficient resources, we plan to file for protection under this and other U.S. patents in approximately 16 countries around the world, including the largest seafood and poultry exporting countries. The 16 countries we have selected, along with the United States, represent our management’s determination of the prime target markets for the food safety technologies we are developing.

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

Restatement

Subsequent to the issuance of the Company's financial statements as of and for the year ended December 31, 2005, and for the period July 25, 2001 (inception) to December 31, 2005, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the amount of marketing expense related to nonforfeitable common stock issued for media services to Global Media Fund LLC effective October 1, 2005 was originally deferred as a prepaid expense, and the Company determined it was more appropriate to expense the value of the shares when issued.

The Company has restated its financial statements for these adjustments as of December 31, 2005 and for the period July 25, 2001 (inception) to December 31, 2005. The effects of these corrections are as follows:

Balance Sheet December 31, 2005	Previously reported	Restated	Effect of Change
Total assets	$2,076,024	$2,076,024	-
Total liabilities	327,800	327,800	-
Common stock	2,349	2,349	-
Additional paid-in capital	24,777,993	24,777,993	-
Deferred cost of stock issued for services	(1,008,333)	-	$1,008,333
Accumulated deficit	$(22,023,785)	$(23,032,118)	$(1,008,333)
Total stockholders equity	$1,748,224	$1,748,224	-
Total liabilities and equity	$2,076,024	$2,076,024	-

Statement of operations For the year ended December 31, 2005	Previously reported		Restated		Effect of change
Revenues		-		-
Marketing expense		$1,161,743		$2,170,076	$1,008,333
Net loss		$(10,590,394)		$(11,598,727)	$(1,008,333)
Loss per share	$	(0.51)	$	(0.55)	$(0.04)

Statement of operations For the period July 25, 2001 (inception) to December 31, 2005	Previously reported	Restated	Effect of change
Revenues	-	-	-
Marketing expense	$1,161,743	$2,170,076	$1,008,333
Net loss	$(22,023,785)	$(23,032,118)	$(1,008,333)

Plan of Operation

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our BEST Seafood Processing System. The BEST Seafood Processing System has been rebranded as the iPura™ System and is for market introduction, although our other planned products still require additional research and development. To date, we have not generated any revenues and we have incurred accumulated losses of $23,032,118 and negative operating cash flows of $17,424,188. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Production has commenced on one unit of the current generation of the BEST Seafood Processing System, including the material handling components necessary for processing salmon.

During the next 12 months, we intend to market our products aggressively and create awareness of our iPura™ brand, the iPura™ Seafood Processing System and other food processing technologies. On September 30, 2005, we entered into a three-year agreement with Global Media Fund, LLC, to produce and distribute nationally syndicated newspaper and/or radio features to over 10,000 newspapers and 6,000 radio stations. We plan to attend various trade shows and industry conferences in order generate awareness of our products and food safety technologies, including the following trade shows:

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

As of December 31, 2005, we had no debt other than trade indebtedness in the ordinary course of business. Based on our cash balance as of December 31, 2005, we estimate that we will need to raise additional capital in the amount of $7 million to cover our operating costs for fiscal year 2006 and to build two units of the iPura™ Seafood Processing System. If additional units are required to meet customer demand, we will need to raise additional funds. Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding. We are aggressively exploring commercial and joint venture financing opportunities and relationships with potential processor/customers with sale and lease-back arrangements.

We plan to continue to pursue developing and adapting our iPura™ Seafood Processing System to poultry processing and developing our own proprietary anti-microbial solution to be used in conjunction with the iPura™ Seafood Processing System in the following 12 months. Anti-microbial solutions are scientifically engineered specifically for the product being processed (i.e., cod solution, salmon solution, shrimp solution) by the BEST Seafood Processing System operator.

We believe that we have adequate plant capabilities and capacity and sufficient qualified personnel to achieve our planned operations over the next 12 months. However, an increase in the number of units of the iPura™Seafood Processing System produced and installed beyond the next two units will likely require outsourcing of fabrication, integration and installation of the units, which will be supervised by our existing personnel. We will add non-technical support personnel as required to manage the increase in administrative activity.

We do not anticipate any purchase or sale of plant or significant equipment or any significant changes in the number of our employees in the next 12 months. However, an increase in the number of units of the iPura™Seafood Processing System produced and installed beyond the next two units will require either hiring additional personnel or outsourcing the fabrication, integration and installation of the units.

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

Liquidity and Capital Resources

Historically, the sole source of cash for Tech has been the sale of its equity to investors. Although we expect to generate revenue from installing and operating two units of the iPura™ Seafood Processing System within the next 12 months, any funds generated from installing and operating our iPura™ Seafood Processing System during fiscal year 2006 are not expected to cover all of our operating expenses. In addition to cash in hand as of December 31, 2005, we believe that we will need approximately $7 million to cover operating expenses during the next 12 months, including costs for constructing two units of the iPura™ Seafood Processing System. However, the amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We believe that commercial financing is available to construct and install our iPura™Seafood Processing System, but have not identified any sources of financing. We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.

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

Critical Accounting Policies

iPura™ (BEST) Seafood Processing System - Our proprietary technology for processing food products to reduce pathogens has been embodied in a mechanical, computer-controlled system constructed and installed in our development facility. The iPura™ Seafood Processing System has been internally tested by us to our satisfaction and is available for commercial application. We have made additional modifications to the current prototype and plan to build two units of the revised iPura™ Seafood Processing System during 2006, which will be available for installation in a customer’s existing food processing facility or as a contract-processing system in our facility.

We continue to use our prototype Seafood Processing System for testing and demonstrative purposes, but will not deploy this version of the Seafood Processing System into a customer’s facility, as the design enhancements mentioned above have made this prototype inappropriate for commercial installation. Due to these enhancements, the carrying value was deemed completely impaired in 2005 and was charged off to research and development expense in accordance with FASB Statement No 144.

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

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, in light of the restatement of the Company's financial statements to correct the treatment of the stock issuances to Global Media Fund, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were ineffective as of the end of the period covered by this Report.

There were no changes in our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in light of the restatement, we are conferring with our auditors to determine if any future changes should be made to our disclosure controls and procedures.

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

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (3)	All Other Compensation
James Bouskos	2005	$68,779	--	$3,200	--
Chief Executive	2004	--	--	--	--
Officer(2)	2003	--	--	--	--

Keith Meeks	2005	$137,379	--	$9,295	--
President and	2004	$59,960	--	$5,422	--
Chief Executive	2003	$97,750	--	--	--
Officer				--

Mark Terry	2005	$206,250	--	$10,279	--
Chief Technology	2004	$167,500	--	$5,996	--
Officer	2003	$212,390	--	--	--

Stephen J. Fryer(4)	2005	$53,080	--	--	--
Interim Chief Executive Officer	2004	$60,000	--	--	--
	2003	$15,000	--	--	--

(1)	Because Tech is deemed our accounting acquirer, and we have adopted Tech’s business plan, we are providing summary compensation information relating to Tech. Prior to the Asset Purchase Agreement entered into with Tech in August 2005, we did not pay any compensation to any of our officers or directors.
(2)	James Bouskos was our Chief Executive Officer from April 2005 to August 2005 when this position was assumed by Keith Meeks. Mr. Bouskos currently serves as our Chairman of the Board.
(3)	Other Annual Compensation represents payments made on leased vehicles provided to these three officers.
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

Name and Address of Beneficial Owner (1)	Number of Shares of Our Common Stock	Percentage of Shares of Our Common Stock (2)	Number of Shares of Tech	Percentage of Shares of Tech (3)
James Bouskos	--	*	970,287	4.1%
Keith Meeks	--	*	796,933	3.4%
Mark Terry	--	*	2,422,844	10.3%
Marshall F. Sparks	--	*	133,334	*
Stephen J. Fryer	8,333	*	299,445	1.3%
Gary L. Nielsen	8,333	*	111,667	*
Arthur C. Agnos	8,333	*	12,667	*
All directors and officers as a group (7 individuals)	24,999	*	4,767,177	20.2%

Global Food Tech, Inc. (4)	22,943,693	96.4%	--	*
* Less than one percent.

(1) The address of the stockholders identified in this table is c/o Global Food Technologies, Inc., 113 Court Street, Hanford, California 93203.

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

ITEM 13. EXHIBITS

Exhibit No.	Description

3.1(1)	Restated Certificate of Incorporation dated October 18, 2005.

3.2(1)	Second Amended and Restated Bylaws as of August 31, 2005.

4.1(4)	Lock-Up Agreement dated as of December 20, 2005 between Global Food Technologies, Inc. and Solvis Group, Inc.

4.2+(4)	Form of Lock-Up Agreement entered into by Global Food Technologies, Inc. and its officers and directors as of December 20, 2005.

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

10.5(1)	Amendment No. 1 to Asset Acquisition Agreement dated November 21, 2005 between Global Food Tech, Inc., Solvis Group, Inc. and Global Food Technologies, Inc.

10.6(4)	Lease Agreement dated April 6, 2001 between Parrish Realty, Inc. and Global Food Technology, Inc.

10.7(4)	Lease Agreement Addendum dated April 22, 2002 between Parrish Realty, Inc. and Global Food Technologies, Inc.

24.1	Power of attorney (included in signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+ Management contract or compensatory plan or arrangement
* Filed herewith
‡ Furnished herewith

(1)	Filed on November 23, 2005 as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.

(2)	Filed on August 19, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on October 6, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on July 6, 2006, as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.

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

Dated: June 10, 2007	GLOBAL FOOD TECHNOLOGIES, INC., a Delaware corporation

	By:	/s/ Keith Meeks
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

Name:	Title	Date

/s/ Keith Meeks	President and Chief Executive Officer (Principal Executive Officer)	June 10, 2007
Keith Meeks

/s/ James Bouskos*	Chairman of the Board	June 10, 2007
James Bouskos

/s/ Marshall F. Sparks	Chief Financial Officer, Secretary and Treasurer (Principal Financial	June 10, 2007
Marshall F. Sparks	and Accounting Officer)

	Director	_____________
Mark Terry

/s/ Stephen J. Fryer*	Director	June 10, 2007
Stephen J. Fryer

/s/ Gary L. Nielsen*	Director	June 10, 2007
Gary L. Nielsen

/s/ Arthur C. Agnos*	Director	June 10, 2007
Arthur C. Agnos

*/s/ Marshall F. Sparks	Pursuant to Power of Attorney	June 10, 2007
Marshall F. Sparks Attorney-in-Fact

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had a net loss $23,032,118 and negative cash flow from operations of $17,424,188 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the financial statements for the year ended December 31, 2005 and from July 25, 2001 (Inception) to December 31, 2005 have been restated.

Weinberg & Company, P.A.
/s/ Weinberg & Company, P.A.

Los Angeles, California

May 2, 2006, except for Note 2, as to which the date is May 18, 2007

GLOBAL FOOD TECHNOLOGIES, INC.
(FORMERLY BOULEVARD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS	December 31,
	2005 (RESTATED)	December 31 2004
CURRENT ASSETS
Cash	$1,671,700	$126,079
Prepaid expenses	152,018	252,118
Total Current Assets	1,823,718	378,197

FIXED ASSETS
Laboratory equipment	500,941	479,955
Furniture and fixtures	67,986	38,105
Total	568,927	518,060
Less accumulated depreciation	(328,121)	(224,509)
Fixed assets - net	240,806	293,551

BEST SYSTEM	-	3,157,111

OTHER ASSET, Deposit	11,500	9,000

TOTAL ASSETS	$2,076,024	$3,837,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$248,856	$31,358
Accrued liabilities	78,944	302,187
Total Current Liabilities	327,800	333,545

REDEEMABLE SERIES A PREFERRED STOCK	-	2,713,006

TOTAL LIABILITIES	327,800	3,046,551

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, none outstanding	-	-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 23,496,219 and 18,835,048 shares outstanding respectively	2,349	1,884
Additional paid-in capital	24,777,993	12,222,815
Deficit accumulated during development stage	(23,032,118)	(11,433,391)
Total Stockholders’ Equity	1,748,224	791,308

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,076,024	$3,837,859

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(FORMERLY BOULEVARD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2005 (RESTATED)	For The Year Ended December 31, 2004	For the Period From July 25, 2001 (Inception) To December 31, 2005 (RESTATED)

Revenues	$-	$-	$-

Expenses
Marketing expense	2,170,076	-	2,170,076
General and administrative expense	1,643,056	1,351,668	4,625,406
Research and development costs
Paid to third parties	4,074,872	870,429	10,787,433
Paid to related parties	-	305,000	1,422,000
Impairment of the BEST system	3,157,111	-	3,157,111
Depreciation	103,612	99,689	328,122
Interest expense	-	-	91,970
Merger related costs	450,000	-	450,000
Total Expenses	11,598,727	2,626,786	23,032,118

NET LOSS	$(11,598,727)	$(2,626,786)	$(23,032,118)

Loss per Share, basic and diluted	$(0.55)	$(0.14)

Weighted average shares, basic and diluted	20,961,181	18,325,768

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(FORMERLY BOULEVARD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO DECEMBER 31, 2005

(RESTATED)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders
	Shares	Amount	Capital	Stage	Equity

Issuance to founders at inception, at par	10,333,333	$1,033	$(1,002)	$	$31
Sales for cash	298,706	30	154,008		154,038
Premium on preferred stock			(200,800)		(200,800)
Net loss				(957,269)	(957,269)
Balance, December 31,2001	10,632,039	1,063	(47,794)	(957,269)	(1,004,000)
Sales for cash	4,848,575	485	4,308,374		4,308,859
Premium on preferred stock			(12,500)		(12,500)
Net loss				(3,584,307)	(3,584,307)
Balance, December 31, 2002	15,480,614	1,548	4,248,080	(4,541,576)	(291,948)
Sales for cash	2,155,353	216	3,865,864		3,866,080
Premium on preferred stock			(291,800)		(291,800)
Net loss				(4,265,029)	(4,265,029)
Balance, December 31, 2003	17,635,967	1,764	7,822,144	(8,806,605)	(982,697)
Sales for cash	1,199,081	120	4,434,772		4,434,892
Premium on preferred stock			(37,501)		(37,501)
Fair value of warrants issued for services			3,400		3,400
Net loss				(2,626,786)	(2,626,786)
Balance, December 31, 2004	18,835,048	1,884	12,222,815	(11,433,391)	791,308
Sales for cash	1,732,220	173	7,943,948		7,944,121
Premium on preferred stock			(271,123)		(271,123)
Fair value of warrants issued for services			21,825		21,825
Stock issued for services	82,598	8	371,683		371,691
Conversion of preferred stock	2,400,540	240	2,938,879		2,939,119
Stock transferred in consummation of merger	100,000	10			10
Stock issued for merger related costs	100,000	10	449,990		450,000
Stock issued to round up split	1,369
Stock issued for media contract	244,444	24	1,099,976		1,100,000
Net loss				(11,598,727)	(11,598,727)
Restated balance, December 31, 2005	23,496,219	$2,349	$24,777,993	$(23,032,118)	$1,748,224

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(FORMERLY BOULEVARD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2005 (RESTATED)	For The Year Ended December 31, 2004	For The Period From July 25, 2001 (Inception) To December 31, 2005 (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(11,598,727)	$(2,626,786)	$(23,032,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	103,612	99,689	328,120
Impairment of the BEST system	3,157,111		3,157,111
Merger related costs	450,000		450,000
Fair value of warrants issued for services	21,825	3,400	25,224
Stock issued for services	371,691		371,691
Stock issued for media services	1,100,000		1,100,000
Changes in assets and liabilities:
Change in prepaid expenses	100,098	(109,077)	(152,018)
Change in current liabilities	(5,743)	255,997	327,802
Cash used in Operating Activities	(6,300,133)	(2,376,777)	(17,424,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in BEST system		(2,468,454)	(3,157,111)
Increase in property	(50,867)	(35,150)	(568,927)
Increase in deposits	(2,500)		(11,500)
Cash used in Investing Activities	(53,367)	(2,503,604)	(3,737,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Series A preferred stock	(45,000)		(45,000)
Sale of redeemable Series A preferred stock		150,000	2,170,405
Sale of common stock	7,944,121	4,434,892	20,708,021
Net Cash Provided By Financing Activities	7,899,121	4,584,892	22,833,426

(DECREASE) INCREASE IN CASH	1,545,621	(295,489)	1,671,700

CASH - BEGINNING OF PERIOD	126,079	421,568	-

CASH - END OF PERIOD	$1,671,700	$126,079	$1,671,700

SUPPLEMENTAL DISCLOSURES
Interest included in operating activities	$-	$-	$91,970

Noncash financing transactions
Accretion of redemption value of preferred stock	$271,123	$37,501	$813,724
Conversion of Series A preferred stock to common stock	$2,939,119
Stock transferred in consummation of merger	$10

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(FORMERLY BOULEVARD ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

1. Description and nature of the business, organization and basis of presentation

Global Food Technologies, Inc. (“the Company”, “we”or“us”) is a biotechnology company focused on food safety processes for the food processing industry dedicated to using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood, poultry and meat, and to make those products safer for human consumption. We have applied the research and technology developed over the prior four years into the “BEST” food processing system now renamed the iPura™ System. We have had no revenues to date and thus continue operations in the development stage. Our ability to generate revenue from the iPura™ system will depend, among other things, on our ability to demonstrate the merits of the iPura™ system and develop markets and alliances to penetrate those markets.

(a) Organization

Boulevard Acquisition Corporation, a Delaware corporation (“BAC”), was incorporated on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a private business. The Company’s fiscal year is December 31.

On August 19, 2005, BAC entered into an Asset Acquisition Agreement with Global Food Technologies, Inc., a privately held Delaware corporation (“Tech”), and Solvis Group, Inc., a Delaware corporation, whereby BAC agreed to acquire all of the assets and properties subject to all claims, liabilities and obligations of Tech in exchange for the issuance to Tech of 22,943,693 shares of common stock of BAC, representing approximately ninety-seven percent (97%), of BAC’s issued and outstanding capital stock. BAC initially issued Solvis Group, Inc. 520,000 shares as consideration for facilitating the merger, with the fair value of the shares, $2,340,000, being charged to expense as a cost of the merger. This agreement was amended in April 2006 and the transaction restated to reduce the shares issued to Solvis Group, Inc. from 520,000 shares to 100,000 shares, reducing the facilitation fee to $450,000 based on the fair value of $4.50 per share and increasing the percentage of shares received by Tech to 99.1%.

The acquisition has been accounted for as a reverse merger (recapitalization) with Tech being deemed the accounting acquirer and BAC being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of Tech (since July 25, 2001, date of Tech’s inception) as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer stock with an offset to additional paid in capital. The basis of the assets and liabilities of Tech, the accounting acquirer, have been carried over in the recapitalization. Subsequent to the acquisition, the BAC changed its name to Global Food Technologies, Inc.

(b) Going concern

We are currently a development stage enterprise. All loses accumulated since the inception of business have been considered as part of our development stage activities.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, we have been engaged in product development and pre-operational activities. No revenue has been generated and we have incurred accumulated losses and negative operating cash flows of $23,032,118 and $17,424,188 respectively as of December 31, 2005. Continuation of our existence is dependant on our ability to raise additional capital and achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, the sole source of cash for Tech has been the sale of its equity to investors. Although we expect to generate revenue from installing and operating the BEST food processing systems within the next 12 months, any funds generated from installing and operating our iPura™ food processing systems during fiscal year 2006 are not expected to cover all of our operating expenses. In addition to cash in hand as of December 31, 2005, we believe that we will need approximately $7 million to cover operating expenses during the next twelve months, including costs for the construction of two iPura™ food processing systems. We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits.

2. Restatement

Subsequent to the issuance of the Company's financial statements as of and for the year ended December 31, 2005, and for the period July 25, 2001 (inception) to December 31, 2005, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the amount of marketing expense related to nonforfeitable common stock issued for media services to Global Media Fund LLC effective October 1, 2005 was originally deferred as a prepaid expense, and the Company determined it was more appropriate to expense the value of the shares when issued.

The Company has restated its financial statements for these adjustments as of December 31, 2005 and for the period July 25, 2001 (inception) to December 31, 2005. The effects of these corrections are as follows:

Balance Sheet December 31, 2005	Previously reported	Restated	Effect of Change
Total assets	$2,076,024	$2,076,024	-
Total liabilities	$327,800	$327,800	-
Common stock	$2,349	$2,349	-
Additional paid-in capital	$24,777,993	$24,777,993	-
Deferred cost of stock issued for services	$(1,008,333)	$-	$1,008,333
Accumulated deficit	$(22,023,785)	$(23,032,118)	$(1,008,333)
Total stockholders equity	$1,748,224	$1,748,224	-
Total liabilities and equity	$2,076,024	$2,076,024	-

Statement of operations For the year ended December 31, 2005	Previously reported	Restated	Effect of change
Revenues	-	-
Marketing expense	$1,161,743	$2,170,076	$1,008,333
Net loss	$(10,590,394)	$(11,598,727)	$(1,008,333)
Loss per share	$(0.51)	$(0.55)	$(0.04)

Statement of operations For the period July 25, 2001 (inception) to December 31, 2005	Previously reported	Restated	Effect of change
Revenues	-	-	-
Marketing expense	$1,161,743	$2,170,076	$1,008,333
Net loss	$(22,023,785)	$(23,032,118)	$(1,008,333)

3. Summary of significant accounting policies

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

BEST Seafood Processing System - The BEST Seafood Processing System, the physical embodiment of our food processing technology, was completed, tested and available for commercial application (in a previous generation design) in 2004 and was capitalized on the Balance Sheet at a construction cost of $3,157,111; design, testing and support costs involved were expensed. In 2005, mechanical and software upgrades were implemented to optimize the mechanical process. The improvements were so substantial that the current model was deemed inappropriate for installation in a customer’s processing facility. As a result, the carrying value of the asset was deemed impaired in 2005 and was written off. A new model, the iPura™ System, is being constructed with increased capacity and simplified operating and maintenance parameters. Design, testing and support costs incurred on this model through December 31, 2005 have been included in research and development costs.

Future models of the iPura™ food processing system will be long lived assets capitalized at their identifiable construction cost. They will be placed in service under contract at a customer’s plant, recorded as a fixed asset and be depreciated over their expected 10 year technological life.

Property and Equipment and Depreciation - Property and equipment are stated at cost. Depreciation is computed using the straight line method based on the estimated useful lives of the assets, all estimated at five years. There are no capitalized leasehold improvements.

Long-lived Assets - We account for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the long lived assets are to be held and reviewed for events or changes on circumstances that indicate that their carrying value may not be recoverable. We periodically review the carrying value of long lived assets to determine whether or not an impairment to such value has incurred. The BEST Seafood Processing System asset was physically reconfigured for operational efficiency in 2005. The total capitalized cost of the BEST Seafood Processing System was considered impaired in 2005 and was written off. No other impairments were recorded during the period from June 25, 2001 (the date of Tech’s inception) through December 31, 2005.

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

Loss Per Share - Statement of Financial Accounting Standards No. 128, “Earnings per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

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

In March 2005, the Securities and Exchange Commission Office of the Chief Accountant and its Division of Corporate Finance released Financial Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107). SAB 107 provides interpretive guidance related to the interaction between Statement of Financial Accounting Standards No. 123R “Shared Based Payment” (SFAS 123R) and certain SEC rules and regulations. SAB 107 provides the staff’s views regarding the valuation of shared-based payment arrangements for public companies and stresses the importance of including appropriate disclosures within SEC filings, particularly during the transition to SFAS 123R.

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

In May 2005, the FASB issued Statement No. 154 (“ SFAS 154”) “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In the event of such impracticality, SFAS 154 provides for other means of application. If the Company changes accounting principles, it will evaluate the impact of SFAS 154.

4. Redeemable Preferred Stock

We are authorized to issue Twenty Million (20,000,000) shares of Preferred Stock with a par value of $.0001. In 2001, Eight Million (8,000,000) shares were designated “Series A” Preferred Stock and 2,440,540 shares were sold for cash to investors at prices ranging from $0.75 to $4.50 per share through 2004, and such shares were outstanding at December 31, 2004. During 2005, 40,000 shares were redeemed for $45,000 cash and 2,400,540 shares were converted into 2,400,540 shares of our Common Stock. There is no Preferred Stock outstanding as of December 31,2005.

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

Fiscal Year		Sale proceeds	Redemption Premium	Series A Preferred Shares Outstanding
2001	Sale at $.75 per share	$803,200	$200,800	1,070,933
2002	Sale at $.75 per share	50,000	12,500	66,667
2003	Sale at $.93 per share	1,167,205	291,800	1,269,607
2004	Sale at $4.50 per share	150,000	37,501	33,333
	Balance, December, 31 2004	2,170,405	542,601	2,440,540
2005	Accretion	-	271,123	-
2005	Redemption by estate	(30,000)	(15,000)	(40,000)
2005	Conversion	(2,140,405)	(798,724)	(2,400,540)
	Balance September 30, 2005	$0	$0	0

5. Shareholders’ Equity

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

Stock sales continue to fund operations and in the year ended December 31, 2005, 1,732,220 shares of Common Stock were sold for cash proceeds of $7,944,121. An additional 82,598 shares of Common Stock were issued to employees and consultants for services and were recorded at the fair market value of $371,691. Also see Note 7 for 244,444 shares of Common Stock issued for a media agreement.

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

6. Related Party Transactions

On March 25, 1999, prior to our acquisition of substantially all of the assets of Tech, we issued a total of 333,334 shares of our common stock to Pierce Mill Associates, Inc., which were valued at $ 100. Of these shares, 233,334 shares were subsequently surrendered by Pierce Mill and cancelled by us for no additional consideration other than in order to facilitate the Transaction, thereby leaving a balance of 100,000 shares of our common stock held by Pierce Mill. James Cassidy, our former President and Director, is the sole director and stockholder of Pierce Mill.

In 2002, the three founding officers of Tech, Mark Terry, Keith Meeks and Mike McKinsey a person no longer involved, were advised by their patent counsel to further isolate the intellectual property being developed by performing the research and development effort in a separate contracting entity. The officers of Tech formed Foodsafe LLC, an Idaho limited liability company, and dealt with third party vendors through Foodsafe’s operations. Funds were advanced by Tech as needed to support Foodsafe’s operations, in the amounts of $1,895,891 in 2004 and $2,200,266 in 2003. All intellectual property and prototypes developed were the property of Tech by virtue of the funding arrangement. This arrangement was terminated in November 2004 and Foodsafe LLC was disbanded. The three founding officers (one of whom, Mike McKinsey, is no longer associated with us) of Tech received incentive compensation through Foodsafe related to development progress on the BEST food processing system. These aggregate payments amounted to $305,000 in 2004 and $1,117,000 in 2003.

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

We have retained SC Capital Partners LLC (SCCP) to provide advisory services and transaction assistance on corporate matters, financing transactions and merger and acquisition transactions for a period of one year, effective September 2005. A monthly retainer of $6,000 and reasonable expense reimbursement is included. For assistance in raising sub-debt mezzanine financing, SCCP will receive a 3% success fee. For assistance in raising equity capital, SCCP will receive a success fee of 10% of monies raised, 10% of the shares issued and a 3% non-accountable expense fee. Our former interim CEO and a current member of our Board of Directors is a principal of SCCP. The retainer but no transactional compensation has been paid under this agreement.

7. Media Agreement

On September 30, 2005, we entered into a three year contract for media production and distribution services with Global Media Fund, LLC, which will provide nationally syndicated newspaper and radio features about us, our BEST food processing systems and food safety issues to 10,000 newspapers and 6,000 radio stations.

The cost of the contract totals $4,500,000, with cash of $50,000 and common stock with a value of $1,100,000 payable at signing and additional common stock with an aggregate value of $1,100,000 payable in three installments in 2006. Based on the market price of our stock at the date of the agreement, these issuances, aggregating $2,200,000 in stock value, result in a commitment to issue 488,889 shares. Of this amount, 244,444 shares, valued at $1,100,000 were issued effective October 1,2005. The commitment for the remaining cost of $2,250,000 will be paid in shares valued at 90% of market price at the time of issuance (with a floor price of $4.50) in twelve quarterly installments, which began in January 2006. The maximum share commitment for this entire component of cost at the minimum price is 500,000 shares. The contract can be cancelled at any time with no obligation to continue the quarterly payments. The value of each share issuance will be expensed to marketing expense upon issuance.

8. Commitments

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
$219,733

Investment Banking Agreement - We have retained SC Capital Partners LLC (“SCCP”) to provide advisory services and transaction assistance on corporate matters, financing transactions and merger and acquisition transactions for a period of one year, effective September 2005. A monthly retainer of $6,000 and reasonable expense reimbursement is included. For assistance in raising sub-debt mezzanine financing, SCCP will receive a 3% success fee. For assistance in raising equity capital, SCCP will receive a success fee of 10% of monies raised, 10% of the shares issued and a 3% non-accountable expense fee. Our former interim CEO and a current member of our Board of Directors is a principal of SCCP. The retainer but no transactional compensation has been paid under this agreement.

9. Income Taxes

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

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets at December 31, 2005 and 2004 as follows:

	2005	2004
Net operating loss carryforward	$2,421,940	$-
Less valuation allowance	(2,421,940)
Net deferred tax asset	$-	$-

The Company has provided a 100% valuation allowance as it cannot determine that it is more likely than not that it will realize the deferred tax assets.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the years ended December 31,2005 and 2004 is as follows:

	2005	2004
Tax expense at the U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0%	34.0%
Effective income tax rate	-%	-%

10. Subsequent Events

Common Stock continues to be issued in accordance with the Media Agreement described in Note 7. On January 1, 2006, 81,482 shares were issued for the initial commitment and 46,296 as the first of twelve installments of the quarterly commitment, for a total of 127,778 shares. On April 1, 2006, the second installment for 37,037 shares was made on the quarterly commitment.

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

On April 5, 2006, we commenced a private placement of our securities to accredited investors in conformity with Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consists of 500,000 units, each consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock for a maximum offering price of $4,500,000.