Form 10QSB
period 2006-03-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2007-08-01
CIK 1122108

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from____________ to _____________

Commission file number 000-31385

GLOBAL FOOD TECHNOLOGIES, INC.
(Exact name of registrant as specified in charter)

Delaware	52-2257546
(State incorporation)	(IRS Employer Identification No.)

113 Court Street Hanford Califiornia	93230
(Address of principal executive offices)	(zip code)

559-589-0100
(Issuer’s telephone number)

1656 Kraft Road, Pocatello, Idaho 83204
(Former address since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No ☒

Indicate by check mark whether registrant is a shell company Yes ☐  No ☒
Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of May 18, 2007
Common stock, par value $0.0001	25,870,832

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	3
ITEM 1. CONDENSED FINANCIAL STATEMENTS

Condensed balance sheet as of March 31, 2006 (unaudited)	3

Condensed statements of operations for the three months ended March 31, 2006 and 2005 and the period from July 25, 2001 (Inception) to March 31, 2006 - unaudited	4

Condensed statement of changes in stockholders' equity for the period from July 25, 2001 (Inception) to March 31, 2006 - unaudited	5

Condensed statements of cash flows for the three months ended March 31, 2006 and 2005 and the period from July 25, 2001 (Inception) to March 31, 2006 - unaudited	6

Notes to condensed consolidated financial statements - unaudited	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	11

ITEM 3. CONTROLS AND PROCEDURES	17

PART II - OTHER INFORMATION	18

ITEM 1. LEGAL PROCEEDINGS	18
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	18
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19
ITEM 5. OTHER INFORMATION	19
ITEM 6. EXHIBITS	20

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
March 31, 2006
(Unaudited)

ASSETS
Current Assets
Cash	$40,008
Prepaid expenses	150,554
Total Current Assets	190,562

Fixed Assets – net	213,340

Other asset	11,500

TOTAL ASSETS	$415,402

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$283,375
Accrued liabilities	119,454
Total Current Liabilities	402,829

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none outstanding	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 23,623,997 shares issued and outstanding	2,362
Additional paid-in capital	25,346,615
Deficit accumulated during the development stage	(25,336,404)
Total Stockholders’ equity	12,573

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$415,402

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		The Period From July 25, 2001 (Inception) To March 31,
	2006	2005	2006

Revenues	$-	$-	$-

Expenses
Marketing	768,012	87,681	2,938,088
General and administrative	436,956	286,768	5,062,362
Research and development	1,071,853	495,934	13,281,286
Impairment of BEST system	-	-	3,157,111
Depreciation	27,465	25,903	355,587
Merger related costs	-	-	450,000
Interest	-	-	91,970
Total Expenses	2,304,286	896,286	25,336,404

NET LOSS	$(2,304,286)	$(896,286)	$(25,336,404)

Loss per share, basic and diluted	$(0.10)	$(0.05)

Weighted average shares	23,622,577	19,304,789

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO MARCH 31, 2006
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Issuance to founders at inception, at par	10,333,333	$1,033	$(1,002)	$-	$31
Sales of stock for cash	298,706	30	154,008	-	154,038
Premium on preferred stock	-	-	(200,800)	-	(200,800)
Net loss	-	-	-	(957,269)	(957,269)
Balance, December 31,2001	10,632,039	1,063	(47,794)	(957,269)	(1,004,000)
Sales of stock for cash	4,848,575	485	4,308,374	-	4,308,859
Premium on preferred stock	-	-	(12,500)	-	(12,500)
Net loss	-	-	-	(3,584,307)	(3,584,307)
Balance, December 31, 2002	15,480,614	1,548	4,248,080	(4,541,576)	(291,948)
Sales of stock for cash	2,155,353	216	3,865,864	-	3,866,080
Premium on preferred stock	-	-	(291,800)	-	(291,800)
Net loss	-	-	-	(4,265,029)	(4,265,029)
Balance, December 31, 2003	17,635,967	1,764	7,822,144	(8,806,605)	(982,697)
Sales of stock for cash	1,199,081	120	4,434,772	-	4,434,892
Premium on preferred stock	-	-	(37,501)	-	(37,501)
Fair value of warrants issued for services	-	-	3,400	-	3,400
Net loss	-	-	-	(2,626,785)	(2,626,785)
Balance, December 31, 2004	18,835,048	1,884	12,222,815	(11,433,390)	791,309
Sales of stock for cash	1,732,220	173	7,943,948	-	7,944,121
Premium on preferred stock	-	-	(271,123)	-	(271,123)
Fair value of warrants issued for services	-	-	21,825	-	21,825
Stock issued for services	82,598	8	371,683	-	371,691
Conversion of preferred stock	2,400,540	240	2,938,879	-	2,939,119
Stock transferred in consummation of merger	100,000	10	-	-	10
Stock issued for merger related costs	100,000	10	449,990	-	450,000
Stock issued to round up split	1,369	-	-	-
Fair value of stock issued for media contract	244,444	24	1,099,976	-	1,100,000
Net loss				(11,598,728)	(11,598,728)
Balance, December 31, 2005	23,496,219	2,349	24,777,993	(23,032,118)	1,748,224
Fair value of stock issued for media contract	127,778	13	554,155	-	554,168
Fair value of warrants issued for services	-	-	14,467	-	14,467
Net loss	-	-	-	(2,304,286)	(2,304.286)
Balance, March 31, 2006	23,623,997	$2,362	$25,346,615	$(25,336,404)	$12,573

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,		The Period From July 25, 2001(Inception) To March 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,304,286)	$(896,286)	$(25,336,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,465	25,903	355,587
Impairment of BEST system	-	-	3,157,111
Merger related costs	-	-	450,000
Fair value of warrants issued for services	14,467	5,100	39,691
Fair value of stock issued for services	-	25,500	371,691
Fair value of stock issued for media services	554,168	-	1,654,168
Changes in assets and liabilities:
Change in prepaid expenses	1,464	42,221	(150,554)
Change in current liabilities	75,030	(171,739)	402,830

Net cash used in operating activities	(1,631,692)	(969,301)	(19,055,880)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in BEST system			(3,157,111)
Increase in fixed assets	-	-	(568,927)
Increase in other assets	-	-	(11,500)

Net cash used in investing activities	-	-	(3,737,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	1,162,208	20,708,021
Sale of redeemable Series A preferred stock	-	-	2,170,405
Redemption of Series A preferred stock	-	-	(45,000)
Net Cash provided by financing activities	-	1,162,208	22,833,426

INCREASE (DECREASE) IN CASH	(1,631,692)	192,907	40,008

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,671,700	126,079	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$40,008	$318,986	$40,008

SUPPLEMENTAL DISCLOSURES
Interest included in operating activities	$-	$-	$91,970

Non-cash financing transactions
Conversion of redeemable preferred stock	$-	$-	$2,939,119
Accretion of redemption value of preferred stock	$-	$135,560	$813,724

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

1. Description and nature of the business, organization and basis of presentation

Global Food Technologies, Inc. (the “Company”, “we” or “us”) is a biotechnology company focused on food safety processes for the food processing industry. The Company is dedicated to using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood, poultry and meat, and to make those products safer for human consumption. We have applied the research and technology developed over the prior four years into the “BEST” food processing system. We have had no revenues to date and thus continue operations in the development stage. We have developed the iPura™ brand for the food processed by our technology and are now referring to the “BEST” system as the “iPura™ Food Processing System”. Our ability to generate revenue from the iPura™ system will depend, among other things, on our ability to demonstrate the merits of the iPura™ system and develop markets and alliances to penetrate those markets. The Company’s fiscal year end is December 31.

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

The acquisition was accounted for as a reverse merger (recapitalization) with Tech being deemed the accounting acquirer. Accordingly, the historical financial information presented in the financial statements is that of Tech (since July 25, 2001, date of Tech’s inception) as adjusted. The basis of the assets and liabilities of Tech, the accounting acquirer, have been carried over in the recapitalization. Subsequent to the acquisition, the BAC changed its name to Global Food Technologies, Inc.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Amended Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005, filed with the SEC on July 31, 2007. The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period.

Going concern

We are currently a development stage enterprise. All loses accumulated since the inception of business have been considered as part of our development stage activities.

The accompanying condensed financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, we have been engaged in product development and pre-operational activities. No revenue has been generated and we have incurred accumulated losses and used cash in operations of $25,336,404 and $19,055,880, respectively, as of March 31, 2006. Continuation of our existence is dependant on our ability to raise additional capital and achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The sole source of cash has been the sale of its equity to investors. Although we expect to generate revenue from installing and operating the iPura™ food processing systems within the next 12 months, any funds generated from installing and operating our iPura™ food processing systems during fiscal year 2007 are not expected to cover all of our operating expenses. In addition to cash in hand as of March 31, 2006, we believe that we will need approximately $7 million to cover operating expenses during the next twelve months, including costs for the construction of two iPura™ food processing systems. We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits.

Accounting policies

Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

iPura™ (formerly the “BEST”) Seafood Processing System - The iPura™ Seafood Processing System, the physical embodiment of our food processing technology, was completed, tested and available for commercial application (in a previous generation design) in 2005 and was capitalized at a construction cost of $3,157,111. Design, testing and support costs involved were expensed. In 2005, mechanical and software upgrades were implemented to optimize the mechanical process. The improvements were so substantial that this prior model was deemed inappropriate for installation in a customer’s processing facility. As a result, the Company recorded an asset impairment charge of $3,157,111 for the year ended December 31, 2005. A new model is being constructed with increased capacity and simplified operating and maintenance parameters. Design, testing and support costs incurred on this model through March 31, 2006 have been included in research and development costs.

Loss per share - Loss per share was computed using the weighted average number of shares of common stock equivalents outstanding during the period. Stock purchase warrants were not used in the computation as their effect would be antidilutive.

Stock-based compensation - Statement of Financial Accounting Standards No. 123, "Accounting for
Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the fair value method of accounting prescribed in SFAS No. 123.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption. The initial adoption of this standard had no effect on the Company’s financial statements.

Shares, warrants and options issued to non-employees for services are accounted for in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services” whereby the fair value of such option and warrant grants is determined using the Black-Scholes Model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

Recent accounting pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2006 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 (FIN 48). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company's financial statements accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, as a result of positions taken or expected to be taken in a company's tax return. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company's financial statement presentation and disclosures.

In February 2007, the FASB issued SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits the measurement of certain financial instruments at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not evaluated the potential impact of the fair value option.

2. Shareholders’ Equity

At March 31, 2006, our authorized capital consists of One Hundred Twenty Million (120,000,000) shares consisting of Common Stock in the amount of One Hundred Million (100,000,000) shares, $0.0001 par value and Preferred Stock in the amount of Twenty Million (20,000,000) shares, $0.0001 par value.

Stock Issuances. We have been selling stock to fund operations since inception. The initial capitalization was the issuance of 100,000 shares of Common Stock to the founders in 1999. Through December 31, 2005, Common and Preferred Stock were sold in various offerings resulting in 12,634,475 shares being issued for cash with total net proceeds of $22,833,426.

Stock sales are expected to continue to fund operations but in the three months ended March 31, 2006, no additional shares have been issued for cash.

Media Agreement. On September 30, 2005, we entered into a three year contract for media production and distribution services with Global Media Fund, LLC, which will provide nationally syndicated newspaper and radio features about us, our BEST food processing systems and food safety issues to 10,000 newspapers and 6,000 radio stations. The total cost for the contract is $4,500,000. The Company agreed to pay (i) $2,250,000 in cash or unrestricted common stock of the Company and (ii) $2,250,000 in shares of restricted common stock of Company. The $2,250,000 payable in shares of restricted common stock are to be paid in shares valued at 90% of market price at the time of issuance (but not less than the market price of the unrestricted shares) in 12 quarterly installments which began in January 2006.

During the three months ended March 31, 2006, and in accordance with the media agreement with Global Media Fund LLC, 81,482 shares of unrestricted common stock valued at $366,668, were issued. In addition 46,296 shares of restricted common stock valued at $187,500, were issued. The total of $554,168 was charged to marketing expense at the date the common shares were issued.

Warrants. At December 31, 2005 and March 31, 2006, there were 2,122,336 warrants outstanding. There were no additional warrants issued in the three months ended March 31, 2006 and no warrants have been exercised.

3. Subsequent Events

On April 1, 2006, 81,482 shares of unrestricted common stock and 37,037 shares of restricted shares of common stock were issued under the media agreement with Global Media Fund. LLC.

On April 3, 2006, we arranged a thirty (30) day bridge loan in the amount of $350,000 from a shareholder who is otherwise unrelated. The loan bears interest at an annual rate of eight percent (8%) plus an additional five loan points, in the amount of $17,500, due at maturity. Additional consideration was approved by the Board in August 2006, in the form of warrants to purchase Thirty Five Thousand (35,000) shares of our Common Stock. The warrants are exercisable at $4.50 per share and are exercisable for two (2) years.

In April and May of 2006, we arranged a series of 3 loans aggregating $290,000 from a Director. Two loans aggregating $190,000 are demand loans, the third is a 60 day loan maturing on July 18, 2006; it was repaid on its due date. All of the loans bear interest of eight percent (8%) plus an additional five loan points, aggregating $14,500, due at maturity. Additional consideration was approved by the Board in August 2006, in the form of warrants to purchase Twenty Nine Thousand (29,000) shares of our Common Stock. The warrants are exercisable at $4.50 per share and are exercisable for two (2) years.

On April 5, 2006, we commenced a private placement of our securities to accredited investors in conformity with Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consists of 500,000 units, each consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock for a maximum offering price of $4,500,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following presentation of Management’s Plan of Operation has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made below in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the “safe harbor” protections available to some publicly reporting companies under applicable federal securities law do not apply to us at this time. Our actual results could differ materially from those discussed here.

Plan of Operation

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our BEST Seafood Processing System. The BEST Seafood Processing System has been re-branded as the iPura™ System and is ready for market introduction as the embodiment of The iPura™ Food Safety Program, although our other prospective products still require additional research and development. To date, we have not generated any revenues and we have incurred accumulated losses of $25,336,404 and used cash in operations of $19,055,880 as of March 31, 2006. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Production has commenced on one unit of the current generation of the iPura™ system, including the material handling components necessary for processing salmon, which we intend to use for our first commercial installation with a customer in Chile.

GFT began promoting the iPura™ label through industry trade shows, trade publications, workshops, seminars, invited speaking engagements, and meetings sponsored on our behalf by various governmental agencies and industry trade associations. Through various media, we believe that we have aroused interest and countered price objections. The Company is executing its marketing strategy by promoting the iPura™ brand to food processors and industry associations as the world’s first food safety label. In 2008, we expect to begin marketing the iPura™ brand to consumers. The iPura™ label is anchored with a descriptive and lasting slogan: “The Highest Standard in Food Safety™”.

• The science and marketing connect perfectly with world food safety issues.
• The iPura™ label is a tool which communicates that exceptional food safety measures have been taken to protect consumer health.
• The label will serve to identify food products that have a higher level of safety and quality.
• GFT has filed trade marks for its brand and slogan in every major food producing and food consuming nation.
• Trade marks are expected to be listed on the primary registry at the USPTO and internationally, as a global trademark search by counsel found no prior marks or obstructions.

The iPura™ Food Safety Program is the constitution of the iPura™ food safety brand, which is anticipated to include:

• An organic pathogenic and spoilage microorganism “kill step” prior to packaging.
• Intelligent packaging of product.
• Product traceability of handling and temperature.
• An independent third party certification of standards.
• A unique product insurance that follows the iPura™ labeled product throughout the distribution chain.
• A distribution chain and consumer “pull through” marketing program promoting iPura™ as “The Highest Standard in Food Safety™.”

The iPura™ Food Safety Program will help the food chain grow their margins by increasing the quality, safety, and economic value of their products by reducing or eliminating the waste and liability associated with the distribution of contaminated food, and by increasing shelf life.
We will aggressively promote the iPuraTM brand utilizing an extensive media and educational campaign focusing on the health and economic benefits of iPura™ treated products and the increased profit margins available to the entire distribution chain. GFT has entered into a media-buying agreement, financed with common stock, with its strategic partner Global Media Fund LLC. The agenda includes regular distribution of feature articles in the U.S. to over 10,000 newspapers, news, wire services, and radio spots to more than 6,000 radio stations, over a 24-month period. The estimated retail value of such media spots is $54 million. GFT’s pull-through marketing campaign will begin with “Ask your grocer for iPura™”. Food safety is public health news and the iPura™ food safety brand is expected to be publicized as news in media across the globe.

Initially, we have targeted three major seafood markets: Chile, Vietnam, and China. Each is among the world’s top 10 seafood exporting markets and potential customers as well as certain government agencies in each country have expressed significant interest in installing iPura™ systems. With the official sponsorship of government and industry associations, GFT has presented to hundreds of processors in these countries, and will be ready to fill any orders that result from these presentations with large volume processors as soon as growth capital is secured. GFT anticipates expanding into other large seafood producing countries such as Norway, Thailand, India, Canada, and the United States in phase two. Seafood will be followed by poultry and pork, with plans to develop a system for meat and other food products marketed under the iPura™ label.

We also intend to participate in the following industry conferences:

•	Institute of Food Technologists Expo
•	Food Marketing Institute Annual Business Conference
•	Food Safety Conference (International Association for Food Protection)
•	National Food Policy Conference

As of March 31, 2006, we had no debt other than trade indebtedness in the ordinary course of business. Based on our cash balance as of March 31, 2006, we estimate that we will need to raise additional capital in the amount of $7 million to cover our operating costs for the remainder of 2006 and for fiscal year 2007 and to build two units of The iPura™ System. If additional units are required to meet customer demand, we will need to raise additional funds. Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding. We are aggressively exploring commercial and joint venture financing opportunities and relationships with potential processor/customers with sale and lease-back arrangements.

We believe that we have adequate plant capabilities and capacity and sufficient qualified personnel to achieve our planned operations over the next 12 months, although we do anticipate an investment in additional research and laboratory facilities to meet any accelerated or new product support requirements. In addition, an increase in the number of units of the iPura™ System produced and installed beyond the next two units will likely require outsourcing of fabrication, integration and installation of the units, which will be supervised by our existing personnel. We will add non-technical support personnel as required to manage the increase in administrative activity.

Critical Accounting policies

Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

iPura™ (formerly the “BEST”) Seafood Processing System - The iPura™ Seafood Processing System, the physical embodiment of our food processing technology, was completed, tested and available for commercial application (in a previous generation design) in 2005 and was capitalized at a construction cost of $3,157,111. Design, testing and support costs involved were expensed. In 2005, mechanical and software upgrades were implemented to optimize the mechanical process. The improvements were so substantial that this prior model was deemed inappropriate for installation in a customer’s processing facility. As a result, the Company recorded an asset impairment charge of $3,157,111 for the year ended December 31, 2005. A new model is being constructed with increased capacity and simplified operating and maintenance parameters. Design, testing and support costs incurred on this model through March 31, 2006 have been included in research and development costs.

Loss per share - Loss per share was computed using the weighted average number of shares of common stock equivalents outstanding during the period. Stock purchase warrants were not used in the computation as their effect would be antidilutive.

Stock-based compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the fair value method of accounting prescribed in SFAS No. 123.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption. The initial adoption of this standard had no effect on the Company’s financial statements.

Shares, warrants and options issued to non-employees for services are accounted for in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services” whereby the fair value of such option and warrant grants is determined using the Black-Scholes Model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2006 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 (FIN 48). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company's financial statements accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, as a result of positions taken or expected to be taken in a company's tax return. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company's financial statement presentation and disclosures.

In February 2007, the FASB issued SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits the measurement of certain financial instruments at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not evaluated the potential impact of the fair value option.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Information Regarding “Forward-Looking Statements”

This Quarterly Report on Form 10-QSB includes certain statements about us that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to matters such as, among other things, product development and acceptance, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

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

We note that a variety of factors could cause our actual results and future experiences to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The risks and uncertainties that may affect our operations, performance, development and results include, but are not limited to, the following:

•	whether our system will perform as expected in commercial applications;

•	our ability to enter into service contracts with food processors, the time it takes for us to enter into any of these contracts and the prices we are able to charge these customers;

•	our ability to obtain one or more third-party manufacturers for our system components and other products;

•	the cost at which we will be able to have our system components and other products manufactured, if at all, and the time it will take to have our system components and other products manufactured;

•	our ability to obtain all required components for our systems on a timely basis and at the prices we anticipate;

•	whether our systems and products are viewed as providing the benefits we claim and whether these benefits are marketable by any customers we may seek to obtain;

•	our systems and products performing in the manner we expect in customer applications and without any material modifications;

•	our ability to obtain all necessary governmental approvals for our systems and other products;

•	whether we will be able to apply our technology to products other than fish or use our technology in any other fields;

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2006. This evaluation was carried out under the supervision and with the participation of our President, Mr. Keith Meeks, and our Chief Financial Officer, Mr. Marshall Sparks (collectively, the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2006, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2006. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Sales of Unregistered Securities

Common Stock continues to be issued in accordance with the Media Agreement with Global Media Fund. On January 1, 2006, 81,482 shares were issued for the initial commitment and 46,296 as the first of twelve installments of the quarterly commitment, for a total of 127,778 shares.

We relied upon the exemption provided in Section 4(2) of the Securities Act, and/or Rule 506 there under, which covers "transactions by an issuer not involving any public offering," to issue securities discussed above without registration under the Securities Act of 1933.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during the three months ending March 31, 2006. We did not repurchase any of our securities during the three months ending March 31, 2006, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three month period ended March 31, 2006, there were no material defaults in the payment of principal interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a) Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

None

(b)  Item 407(c)(3) of Regulation S-B

During our fiscal quarter covered by this Quarterly Report on Form 10-QSB, there have not been any material change to the procedures by which our security holders may recommend nominees to our Board of Directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1 (1)	Certificate of Amendment to Certificate of Incorporation dated August 18, 2005.

3.2 (2)	Certificate of Amendment to Certificate of Incorporation dated September 15, 2005.

3.3 (3)	Restated Certificate of Incorporation dated October 18, 2005.

3.4 (3)	Second Amended and Restated Bylaws as of August 31, 2005.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
** Furnished herewith

(1)	Filed on August 19, 2005 as an exhibit to Global Food’s Report on Form 8-K and incorporated herein by reference.

(2)	Filed on October 6, 2005 as an exhibit to Global Food’s Report on Form 8-K and incorporated herein by reference.

(3)	Filed on November 23, 2005 as an exhibit to Global Food’s Report on Form 10-QSB and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: August 1, 2007	By:	/s/ Keith Meeks
Keith Meeks, President and Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: August 1, 2007	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)