Form 10QSB
period 2006-09-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2007-08-01
CIK 1122108

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

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

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3

ITEM 1. CONDENSED FINANCIAL STATEMENTS	3

Condensed balance sheet as of September 30, 2006 (unaudited)	3

Condensed statements of operations for the three and nine months ended September 30, 2006 and 2005 and the period from July 25, 2001 (Inception) to September 30, 2006 - unaudited	4

Condensed statement of changes in stockholders' equity for the period from July 25, 2001 (Inception) to September 30, 2006 - unaudited	5

Condensed statements of cash flows for the nine months ended September 30, 2006 and 2005 and the period from July 25, 2001 (Inception) to September 30, 2006 - unaudited	6

Notes to condensed consolidated financial statements - unaudited	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	12
ITEM 3. CONTROLS AND PROCEDURES	17

PART II - OTHER INFORMATION	18

ITEM 1. LEGAL PROCEEDINGS	18
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	19
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19
ITEM 5. OTHER INFORMATION	19
ITEM 6. EXHIBITS	20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
(Unaudited)

September 30, 2006
ASSETS
Current Assets
Cash	$129,578
Prepaid expenses	60,085
Total Current Assets	189,663

Fixed Assets - net	180,171

Other asset	11,500
TOTAL ASSETS	$381,334

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Notes payable - related parties	$540,000
Accounts payable	356,459
Accrued liabilities	214,383
Total Current Liabilities	1,110,842

Commitments and contingencies

Stockholders’ Deficiency
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none outstanding	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 24,381,256 shares issued and outstanding	2,438
Additional paid-in capital	28,897,566
Deficit Accumulated During the Development Stage	(29,629,512)
Total stockholders’ deficiency	(729,508)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$381,334

See accompanying notes to Condensed Financial Statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		The Period From July 25, 2001 (Inception) To September
	2006	2005	2006	2005	30, 2006
Revenues	$-	$-	$-	$-	$-

Expenses
Marketing	811,533	389,311	2,425,621	763,682	4,595,697
General and administrative	469,066	268,500	1,378,019	1,105,682	6,003,425
Research and development	709,388	1,546,669	2,563,160	2,799,923	14,772,593
Depreciation	28,612	25,903	83,543	77,709	411,665
Interest	55,870	-	147,051	-	239,021
Impairment of BEST system	-	-	-	-	3,157,111
Merger related costs	-	450,000	-	450,000	450,000
Total Expenses	2,074,469	2,680,383	6,597,394	5,196,996	29,629,512

NET LOSS	$(2,074,469)	$(2,680,383)	$(6,597,394)	$(5,196,996)	$(29,629,512)

Loss per share, basic and diluted	$(0.09)	$(0.12)	$(0.28)	$(0.26)

Weighted average shares	24,270,437	21,792,257	23,910,884	20,113,945

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO SEPTEMBER 30, 2006
(Unaudited)

	Common Stock		Additional Paid-in		Deficit Accumulated During the Development		Total Stockholders’ Equity
	Shares	Amount	Capital		Stage		(Deficiency)
Issuance to founders at inception, at par	10,333,333	$1,033	$(1,002)	$		$	$ 31
Sales of stock for cash	298,706	30	154,008				154,038
Premium on preferred stock			(200,800)				(200,800)
Net loss					(957,269)		(957,269)
Balance, December 31,2001	10,632,039	1,063	(47,794)		(957,269)		(1,004,000)
Sales of stock for cash	4,848,575	485	4,308,374				4,308,859
Premium on preferred stock			(12,500)				(12,500)
Net loss					(3,584,307)		(3,584,307)
Balance, December 31, 2002	15,480,614	1,548	4,248,080		(4,541,576)		(291,948)
Sales of stock for cash	2,155,353	216	3,865,864				3,866,080
Premium on preferred stock			(291,800)				(291,800)
Net loss					(4,265,029)		(4,265,029)
Balance, December 31, 2003	17,635,967	1,764	7,822,144		(8,806,605)		(982,697)
Sales of stock for cash	1,199,081	120	4,434,772				4,434,892
Premium on preferred stock			(37,501)				(37,501)
Fair value of warrants issued for services			3,400				3,400
Net loss					(2,626,785)		(2,626,785)
Balance, December 31, 2004	18,835,048	1,884	12,222,815		(11,433,390)		791,309
Sales of stock for cash	1,732,220	173	7,943,948				7,944,121
Premium on preferred stock			(271,123)				(271,123)
Fair value of warrants issued for services			21,825				21,825
Stock issued for services	82,598	8	371,683				371,691
Conversion of preferred stock	2,400,540	240	2,938,879				2,939,119
Stock transferred in consummation of merger	100,000	10					10
Stock issued for merger related costs	100,000	10	449,990				450,000
Stock issued to round up split	1,369
Fair value of stock issued for media contract	244,444	24	1,099,976				1,100,000
Net loss					(11,598,728)		(11,598,728)
Balance, December 31, 2005	23,496,219	2,349	24,777,993		(23,032,118)		1,748,224
Sales of stock for cash	491,606	50	2,122,930				2,122,980
Fair value of stock issued for media contract	369,444	37	1,662,460				1,662,497
Fair value of stock issued for services	23,987	2	107,936				107,938
Fair value of warrants issued for services			226,247				226,247
Net loss					(6,597,394)		(6,597,394)
Balance, September 30, 2006	24,381,256	$2,438	$28,897,566		$(29,629,512)		$(729,508)

See accompanying notes to Condensed Financial Statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,		The Period From July 25, 2001 (Inception) To September 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,597,394)	$(5,196,996)	$(29,629,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83,543	77,709	411,664
Impairment of BEST system	-	-	3,157,111
Merger related costs	-	450,000	450,000
Fair value of warrants issued for services	226,247	15,300	251,469
Fair value of stock issued for services	107,938	204,750	479,630
Fair value of stock issued for media services	1,662,497	-	2,762,497
Changes in assets and liabilities:
Change in prepaid expenses	91,933	62,213	(60,085)
Change in current liabilities	243,044	(41,744)	570,842

Net Cash used in Operating Activities	(4,182,192)	(4,428,768)	(21,606,384)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in BEST system	-	-	(3,157,111)
Increase in fixed assets	(22,910)	(10,080)	(591,837)
Increase in other asset	-	(2,500)	(11,500)

Net Cash used in Investing Activities	(22,910)	(12,580)	(3,760,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	2,122,980	7,630,808	22,831,001
Sale of Series A redeemable preferred stock	-	-	2,170,405
Redemption of Series A preferred stock	-	(45,000)	(45,000)
Proceeds from notes payable – related parties	740,000	-	740,000
Principal payments on notes payable – related parties	(200,000)	-	(200,000)

Net Cash Provided by Financing Activities	2,662,980	7,585,808	25,496,410

INCREASE (DECREASE) IN CASH	(1,542,122)	3,144,460	129,578

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,671,700	126,079	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$129,578	$3,270,539	$129,578

SUPPLEMENTAL DISCLOSURES
Interest included in operating activities	$-	$-	$91,720
Non-cash financing transactions
Conversion of redeemable preferred stock	$-	$-	$2,939,119
Accretion of redemption value of preferred stock	$-	$271,123	$813,724

See accompanying notes to Condensed Financial Statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, we have been engaged in product development and pre-operational activities. No revenue has been generated and we have incurred accumulated losses and used cash in operations of $29,629,512 and $21,606,384 as of September 30, 2006. Continuation of our existence is dependant on our ability to raise additional capital and achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The sole source of cash has been the sale of its equity to investors. Although we expect to generate revenue from installing and operating the iPura™ food processing systems within the next 12 months, any funds generated from installing and operating our iPura™ food processing systems during fiscal year 2007 are not expected to cover all of our operating expenses. In addition to cash in hand as of September 30, 2006, we believe that we will need approximately $7 million to cover operating expenses during the next twelve months, including costs for the construction of two iPura™ food processing systems. We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits.

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

iPura™ (formerly the “BEST”) Seafood Processing System - The iPura™ Seafood Processing System, the physical embodiment of our food processing technology, was completed, tested and available for commercial application (in a previous generation design) in 2005 and was capitalized at a construction cost of $3,157,111. Design, testing and support costs involved were expensed. In 2005, mechanical and software upgrades were implemented to optimize the mechanical process. The improvements were so substantial that this prior model was deemed inappropriate for installation in a customer’s processing facility. As a result, the Company recorded an asset impairment charge of $3,157,111 for the year ended December 31, 2005. A new model is being constructed with increased capacity and simplified operating and maintenance parameters. Design, testing and support costs incurred on this model through September 30, 2006 have been included in research and development costs.

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

2. Notes payable - related parties

On April 3, 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at eight percent (8%) per annum plus an additional five points, or $17,500, which was recorded as interest expense. The loan is secured by all assets, including any intellectual assets, of the Company. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $49,245 based upon a Black-Scholes option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 4.8%, an expected term of 2 years, and 0% dividend yield. The $49,245 was recorded as additional interest expense In July 2006, $100,000 of principal was repaid, leaving a balance of $250,000 that is currently past due. The loan is currently in default and the Company is negotiating an extension of this note. The loan is guaranteed by the President of the Company and a Director of the Company who was also the former Chief Technology Officer of the Company

In April and May of 2006, we arranged a series of 3 loans aggregating $290,000 from a Director of the Company. Two loans aggregating $190,000 are demand loans. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. The loans bear interest of 8% plus an additional five points, aggregating $14,500, due at maturity, which was expensed as additional interest expense in 2006. Additional consideration for the 3 loans was approved by the Board in August 2006, in the form of warrants to purchase 29,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $40,803 based upon a Black-Scholes option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 4.8%, an expected term of 2 years, and 0% dividend yield. The $40,803 was recorded as additional interest expense In August 2006 another loan for $100,000 was made for 90 days from the Director’s IRA account at 8% interest and no additional consideration. The loan was extended in November 2006 for an additional six months maturing in May 2007. In May 2007, the loan was further extended to November, 2007. All loans are unsecured.

3. Shareholders’ Equity

At September 30, 2006, our authorized capital consists of One Hundred Twenty Million (120,000,000) shares, consisting of Common Stock in the amount of One Hundred Million (100,000,000) shares, $0.0001 par value and Preferred Stock in the amount of Twenty Million (20,000,000) shares, $0.0001 par value.

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

During the three and nine months ended September 30, 2006, and in accordance with the media agreement, 81,480 and 244,444 shares, respectively, of unrestricted common stock valued at $366,660 and $1,100,000, respectively, were issued. In addition, 41,665 and 124,998 shares, respectively, of restricted common stock valued at $187,500 and $562,497, respectively, were issued. The total of $554,160 and $1,662,497, respectively, was charged to marketing expense at the date the common shares were issued.

Warrants. At September 30, 2006, there were 2,293,471 warrants outstanding. There were 169,329 warrants issued in the six months ended September 30, 2006 to cash investors in conjunction with sales of common stock. Additionally, 181,808 warrants have been issued for services, additional consideration for short tem loans and as compensation to placement agents of our securities. These warrants are exercisable at $4.50 to $5.00 and for a period of 2 to 3 years. No warrants have been exercised.

Private Placements. On April 5, 2006, we commenced a private placement of our securities to accredited investors in conformity with Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consists of 500,000 units, each consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock for a maximum offering price of $4,500,000.

In May 2006, we met with a group of our current stockholders in London, England in conjunction with the Brussels Seafood Show. Certain shareholders, without solicitation from GFT, expressed an interest in adding to their investment, resulting in 26 shareholders investing $688,264 by September 30, 2006. These sales of common stock were made at a price of $4.50 per share and were conducted under the provisions of SEC Regulation S.

The aggregate proceeds from both the Regulation D and Regulation S offerings as of September 30, 2006, was $2,212,420 and resulted in the issuance of 491,606 shares and 169,329 warrants. Both of these offerings continue with the issuance of stock and warrants and the collection of cash proceeds. There were costs associated with these proceeds in the amount of $89,440 including $67,140 of direct costs and $21,947 as imputed value of warrants issued to placement agents, which are netted against the aggregate proceeds.

4.  Subsequent Events

The Company continues to sell its common shares in reference to its April 5, 2006 private placement of its securities to accredited investors in conformity with Rule 506 of Regulation D of the Securities Act of 1933, as amended. In addition, we continue to sell Common Stock to non-US persons in Regulation S offerings to investors residing in foreign countries. During the period October 1, 2006 through June 27, 2007, the Company sold 728,311 shares of its common stock for net proceeds of $3,318,709.

Common Stock continues to be issued in accordance with the Media Agreement described in Note 3. During the period October 1, 2006 to April 1, 2007, a total of 125,000 shares of common stock valued at $562,500 were issued under the media agreement.

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

Plan of Operation

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our BEST Seafood Processing System. The BEST Seafood Processing System has been re-branded as the iPura™ System and is ready for market introduction as the embodiment of The iPura™ Food Safety Program, although our other prospective products still require additional research and development. To date, we have not generated any revenues and we have incurred accumulated losses of $36,127,217 and used cash in operations of $21,981,220 as of December 31, 2006. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Production has commenced on one unit of the current generation of the iPura™ system, including the material handling components necessary for processing salmon, which we intend to use for our first commercial installation with a customer in Chile.

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

As of September 30, 2006, we had no debt other than trade indebtedness in the ordinary course of business and short tem loans of $540,000 from a Director and a shareholder. Based on our cash balance as of September 30, 2006, we estimate that we will need to raise additional capital in the amount of $7 million to cover our operating costs for the remainder of 2006 and for fiscal year 2007 and to build two units of The iPura™ System. If additional units are required to meet customer demand, we will need to raise additional funds. Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding. We are aggressively exploring commercial and joint venture financing opportunities and relationships with potential processor/customers with sale and lease-back arrangements.

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2006. This evaluation was carried out under the supervision and with the participation of our President, Mr. Keith Meeks, and our Chief Financial Officer, Mr. Marshall Sparks (collectively, the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2006, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2006. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Sales of Unregistered Securities

On April 5, 2006, we commenced a private placement of our securities to accredited investors in conformity with Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consists of 500,000 units, each consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock for a maximum offering price of $4,500,000. In May 2006, we met with a group of our current stockholders in London, England in conjunction with the Brussels Seafood Show. Certain shareholders, without solicitation from GFT, expressed an interest in adding to their investment and sales of common stock were made at a price of $4.50 per share and were conducted under the provisions of SEC Regulation S.

These private placements are ongoing, and as of September 30, 2006, $2,212,420 was raised resulting in the issuance of 491,605 shares of common stock and 169,329 stock purchase warrants.

Common Stock continues to be issued in accordance with the Media Agreement with Global Media Fund. On January 1, April 1 and July 1, 2006, 81,482 shares were each issued for the initial commitment installments and 125,000 shares as the first three installments of the twelve quarterly commitments, for a total of 369,446 shares. On August 1, 2006, the fourth installment for 41,667 shares was made on the quarterly commitment.

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

Purchases of Equity Securities
We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during the three months ending September 30, 2006. We did not repurchase any of our securities during the three months ending September 30, 2006, and accordingly, we have eliminated such table.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Certificate of Amendment to Certificate of Incorporation dated August 18, 2005.

3.2 (2)	Certificate of Amendment to Certificate of Incorporation dated September 15, 2005.

3.3 (3)	Restated Certificate of Incorporation dated October 18, 2005.

3.4 (3)	Second Amended and Restated Bylaws as of August 31, 2005.

10.1 (4)	Office Lease Agreement dated July 1, 2006 between Global Food Technologies Inc and City of Hanford

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith
** Furnished herewith

(1)	Filed on August 19, 2005 as an exhibit to Global Food’s Report on Form 8-K and incorporated herein by reference.

(2)	Filed on October 6, 2005 as an exhibit to Global Food’s Report on Form 8-K and incorporated herein by reference.

(3)	Filed on November 23, 2005 as an exhibit to Global Food’s Report on Form 10-QSB and incorporated herein by reference.

(4)	Filed on August 1, 2007 as an exhibit to Global Food’s Report on Form 10-QSB for the quarter ended June 30, 2006 and incorporated herein by reference

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