Form 10KSB
period 2006-12-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2007-08-02
CIK 1122108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

As of May 18, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $ 4,860,095.

At May 18, 2007, the number of shares outstanding of each of the issuer’s Common Stock, $.0001 par value per share, was 25,870,832.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

GLOBAL FOOD TECHNOLOGIES, INC.
INDEX TO
ANNUAL REPORT FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2006
Item		Page
Number	Description	Number

	PART I

1	Description of Business	3
2	Description of Property	15
3	Legal Proceedings	16
4	Submission of Matters to a Vote of Security Holders	16

	PART II

5	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	16
6	Management’s Discussion and Analysis or Plan of Operation	18
7	Financial Statements	25
8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25
8A	Controls and Procedures	25
8B	Other Information	26

	PART III

9	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	26
10	Executive Compensation	30
11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33
12	Certain Relationships and Related Transactions and Director Independence	34
13	Exhibits	37
14	Principal Accountant Fees and Services	38

	Signatures	40

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

On March 24, 1999, Global Food Technologies, Inc., a Delaware corporation, (GFT, we or the Company) was incorporated under the laws of the State of Delaware under the name “Boulevard Acquisition Corporation” to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination. On August 19, 2005, we executed and simultaneously consummated an Asset Acquisition Agreement with Solvis Group, Inc., a Delaware corporation, and Global Food Technologies, Inc., a privately held Delaware corporation, which we refer to as Tech, engaged purely in the research and development of food safety technologies. Pursuant to this Asset Acquisition Agreement, we acquired substantially all of the assets and liabilities of Tech in exchange for issuing to Tech 22,943,693 shares of our common stock. At the time, these shares represented approximately 97% of our issued and outstanding common stock. We refer to the asset acquisition in this report as the Transaction.

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

In September 2005, our Board of Directors declared a reverse stock split exchanging one share of our common stock for every three shares of our common stock outstanding as of the September 30, 2005 record date. This reduced our outstanding common stock at September 30, 2005, from 70,164,410 shares outstanding to 23,389,506 shares, after giving effect to the reduction of shares granted to Solvis from 520,000 to 100,000 shares as described above. As of March 31, 2007, we have 25,654,772 shares issued and outstanding.

Business of the Company

Overview

We are engaged in research and development of commercial applications for: (1) our proprietary scientific food processing technologies, which are focused on increasing the quality and value of commercially packaged seafood, poultry, and other meats, substantially extending the shelf-life of these meats and making these products safer for human consumption by reducing disease-causing bacteria; and (2) our iPura™ Food Safety Program and iPura™ Brand, which are focused on instilling extraordinary food safety measures into the food processing industries though a comprehensive food safety program, which is represented by our iPura™ consumer food safety brand.

We have focused our development efforts on products designed to reduce significantly the presence of salmonella, campylobacter, and other bacterial pathogens found in processed seafood, poultry, and meat products. We believe that using our proprietary, low-cost technologies designed to sharply reduce the presence of dangerous and often lethal pathogens in seafood, poultry, and meat products, and significantly increase the shelf-life and commercial value of these products, we could create a new paradigm in food safety. GFT’s technological solutions can help food processors increase the quality, safety, and economic value of their products by reducing or eliminating the waste and liability associated with the distribution of contaminated food, and by increasing product shelf life. This could help the distribution chain avoid losses, protect their reputation, gain new customers, avoid losing customers, and increase their profits by meeting consumer demand for cleaner and safer food. Our iPura™ brand will be a tool used to communicate to consumers that extraordinary measures went into the food safety practices in an effort to reduce their chances of contacting a foodborne illness due to pathogenic contamination.

Through onsite surveys at processing facilities in North America, South America, Asia, and Europe, GFT management has determined that a non thermal pathogenic “kill step” prior to packaging is missing in the food industry. This is the opportunity for GFT’s technology. GFT has invented the “kill step” that management believes is absent in food processing. GFT developed the iPura™ Seafood System (“The iPura™ System”) by commercializing its proprietary technology platform and its “kill-step” process which capitalize on GFT’s expertise in cellular biology and a globally patented method combining pressure, temperature, vacuum, and an environmentally friendly organic antimicrobial solution to eliminate disease causing bacteria (pathogens) and other spoilage organisms, without affecting the texture, color, taste, or nutritional value of the product.

GFT plans to provide the technology, the equipment and personnel for the pathogenic “kill step”, as part of an onsite food safety service. GFT plans to install its system in food processor’s facilities at the end of the processing line. The iPura™ System is comprised of a large stainless steel pressure vessel with associated manifolds, hydraulics, pneumatics, loaders, un-loaders, fill/mix, and conveyance apparatuses, all constructed inside a controlled environment. The “kill step” will be performed by GFT personnel operating our iPura™ System, immediately prior to packaging. After the sanitization, GFT places its “iPura™” logo on the package. The label will serve to identify food products that have a higher level of safety and quality. GFT plans to charge the processor a food safety service fee and a licensing fee for the use of the iPura™ label. GFT plans to ship its first system in late 2007 for installation in a major salmon producer’s facility in the country of Chile.

We spent approximately $4,857,188 and $4,074,872 on research and development during the fiscal years ended December 31, 2006 and December 31, 2005, respectively. As described below in this report, our iPura™ Seafood Processing System is ready for commercialization and we are actively seeking customer orders. Our other technologies remain in various stages of research and development.

The Problems We Address

It is widely known that contamination from bacteria in raw food processing and packaging is a major cause of worldwide food waste (spoilage) before consumption, as well as food poisoning after consumption. Our technologies and proposed products and services are focused on reducing the incidence of food poisoning worldwide due to ingesting salmonella, campylobacter, and other bacteria often present in seafood, poultry and other meats, either naturally or through contamination, while processing and packaging these foods for commercial consumption. These disease-causing bacteria, or pathogens, can remain in processed food and be eaten by consumers, causing frequently serious illness, and sometimes death.

A report published by the U.S. Government Accounting Office (GAO) has assessed the costs to the United States alone from food-borne illnesses as follows: “The extent of food-borne illness in the United States and its associated costs are significant. [The Center for Disease Control] estimates that unsafe foods cause as many as 76 million illnesses, 325,000 hospitalizations, and 5,000 deaths annually. In terms of medical costs and productivity losses, food-borne illnesses associated with seven major pathogens cost the nation between $7 billion and $37 billion annually, according to USDA’s estimates.” (See: Food Safety: Overview of Federal and State Expenditures, U.S. General Accounting Office, GAO-01-077, February 2001, available at www.gao.gov/new.items/d01177.pdf) Our management estimates that the worldwide medical and productivity costs related to food poisoning constitute a multiple of the amount suffered in the United States, considering that, in many food-exporting countries outside of the United States, there are less regulated processing, clean conditions, availability of preventative and remedial medical products, and services and education about the problem. Management cannot further quantify this estimate, since complete and reliable records of the true incidence of diseases transmitted by food are not available on an international basis. It also should be noted that statistics concerning all food-borne illnesses include incidences caused by foods other than seafood, poultry and other meats (such as fruits, nuts and vegetables). However, it is generally accepted that the largest health risks come from seafood, poultry and other meat products.

The U.S. General Accounting Office (GAO) in February 2007, called on legislators to radically amend the food safety system, which it said is fragmented, and inefficient. An absolute priority needs to be better systems for prevention. Traditionally, three principal methods have been used by governmental agencies and food processors to monitor and control microorganisms found in food: education and training; inspecting facilities and operations that process, sell and/or serve food; and microbiological testing. Although these methods are essential parts of any food control program, they have limitations and shortcomings when used alone. For instance, testing products is an inefficient means to assess retrospectively the conditions under which food has been processed, transported and stored, especially if negative results then require tracing and recalling food products after their distribution. FAO Fisheries Department “Assurance of Seafood Quality” chapter 4, “Traditional Microbiological Quality Control; http://www.fao.org/DOCREP/003/T1768E/T1768E04.html

We believe that the food processing industry has a critical need for a pathogen-elimination step prior to final packaging. Making seafood, poultry, and other meats safer for human consumption, while at the same time substantially extending their shelf-life when being marketed to consumers is our primary objective.

Government, university, and private studies have indicated that consumers are very concerned about food safety. Michigan State University’s Food Safety Policy Center in a national survey (April 2006) found that 96% of respondents stated that labels should contain food safety information and that 84% of consumers polled are willing to pay a food safety premium for a reduction in their chances of becoming ill due to food contamination. Michigan State University Food Safety Policy Center , United States National Survey on Consumer Perception of Food Safety; http://www.fspc.msu.edu/

The January 2007 issue of Consumer Reports stated that pathogenic contamination was found on 83% of the poultry they sampled from U.S. retail grocers. The report stated that chickens labeled as organic or raised without antibiotics and costing $3 to $5 per pound were more likely to harbor salmonella than were conventionally produced broilers that cost approximately $1 per pound and that no major brand fared better than others overall. Foster Farms, Pilgrim’s Pride, and Tyson chickens were lower in salmonella incidence than Perdue, but they were higher in campylobacter. This Consumers Report issue also stated, “Our tests show the current practices aren’t enough” and, “when contaminated chickens arrive at supermarkets, problems can multiply. Just one slip-up in storage, handling, or cooking, and you’re at risk”.

USA Today featured food safety on March 19, 2007 with headlines “U.S. Food Imports Outrun FDA Resources,” and stated, “People are not as protected as they think.” GFT management believes that the current state of food safety combined with the consumer’s willingness to pay a premium for safer food could allow the entire distribution chain to profit with increased margins when they market products with our iPura™ label.

Our Proposed Products and Services

In seeking to launch our technology commercially, we have concentrated first on developing products for use by seafood processors, where management believes the danger is highest, thus giving us the greatest likelihood of market acceptance by processors, grocers and consumers. The overall strategy begins with initiating cleaner food at the source through use of the iPura™ system and food safety program.

We developed the iPura™ system, formerly the BEST system, and have now commercialized the proprietary technology platform and the “kill-step” process. We will provide the technology, the equipment and personnel for the pathogenic “kill step”, as part of the onsite food safety service. The system will be installed in the food processor’s facilities at the end of the processing line, and is comprised of a large stainless steel pressure vessel with associated manifolds, hydraulics, pneumatics, loaders, un-loaders, fill/mix, and conveyance apparatuses, all constructed inside a controlled environment. Our methods simply add one additional step (prior to freezing and packaging) in the processing lines already in place in virtually every seafood and poultry processing facility. This new “kill step” will be performed by GFT personnel, immediately prior to packaging. After the sanitization, GFT places its iPura™ logo on the package.

Our proprietary technologies are designed to reduce the instances of food-borne illnesses that claim thousands of lives and cost businesses billions of dollars in losses internationally every year. Our pathogen reduction and elimination technology platform integrates traditional food handling and processing with cellular biology, creating what we believe will be a new paradigm for the food safety industry. In essence, our technology works by reducing the natural rates of cellular respiration, cellular dormancy, expansion and contraction within the cellular matrix by exposing the treated products to specific modified atmospheres, resulting in the transfer and discharge of fluids to and from the cellular wall. By creating a safe and environmentally friendly wash, and forcing this wash in and around all sides of the cellular walls of the products we are treating, our technology kills the pathogens contained within or surrounding those cells without affecting the taste, color, texture, or nutritional value of the processed tissues.

Destroying pathogens makes the product safe; the greatly reduced levels of bacteria and spoilage organisms, and the cellular dormancy, allow for a longer shelf-life; and the controlled packaging keeps the product safe and fresh. While we cannot say that our iPura™ Seafood Processing System will eradicate all the pathogens found in the food we treat, our internal laboratory testing and studies (conducted jointly with, and confirmed by, representatives from a highly-respected university in the Western United States, which we refer to as the University) indicate that our methods are significantly more effective in reducing bacterial count on the treated products compared to methods in commercial use today. This vast reduction in pathogen count and spoilage microorganisms is how our technology works to extend the shelf-life of the food we treat, because it slows substantially the growth and reproduction of these pathogens following treatment.

Our pathogen-elimination “kill step” process is designed to help food processors increase the quality, safety, and economic value of their products by eliminating the waste, rejection, recall and liability associated with distributing contaminated food products. This can provide substantial public health and economic benefits to food processors, food distributors, grocers, restaurants, and other food service companies, and, ultimately, governments and consumers. Additionally, the extended shelf-life that results from substantially reducing pathogens and spoilage organisms during the processing and packaging of seafood, poultry and other meat products is accomplished without using harmful chemicals or irradiation. These undesirable methods of pathogen management have traditionally been used by processors, and our avoiding caustic chemicals or radiation in our methods is one of the greatest distinguishing features of our proprietary technology. We believe that introducing an innovative, safe, affordable, environmentally friendly, non-thermal, pathogen-elimination “kill step” process represents a quantum leap forward in food processing technology.

We believe that the iPura™ Food Safety Program will help the food chain grow their margins by increasing the quality, safety, and economic value of their products by reducing or eliminating the waste and liability associated with the distribution of contaminated food, and by increasing shelf life.

The iPura™ Food Safety Program is the constitution of the iPura™ food safety brand and is anticipated to include: (1) An organic pathogenic and spoilage microorganism “kill step” prior to packaging (The iPura™ System); (2) Intelligent packaging of product; (3) Product traceability of handling and temperature; (4) An independent third party certification of standards; (5) A unique product insurance that follows the iPura™ labeled product throughout the distribution chain; and, (6) A distribution chain and consumer “pull through” marketing program promoting iPura™ as “The Highest Standard in Food Safety™.”

The following definitions are related to the iPura™ Food Safety Program which is imbedded into the service and licensing contract as prerequisites to the use of the iPura™ label:

•	iPura™ - A premium brand owned by GFT and licensed to qualifying food processors that signifies clean and safe food using state-of-the-art food safety processes.
•	The iPura™ Standards - The terms, specifications and requirements that must be met by a processor to qualify for an iPura™ Contract. The iPura™ Standards include:

o	Hazard Analysis and Critical Control Points (HACCP)
o	Good Manufacturing Practices (GMP’s)
o	Sanitation Standard Operating Procedures (SSOP’s)

The iPura™ Standards will also incorporate the following additional food safety measures to create extraordinary standards that meet GFT’s definition of “The Highest Standard in Food Safety”:

1.	Non-thermal pathogenic kill step prior to packaging. (performed by the iPura™ System).
2.	Scientific packaging.
3.	Independent 3rd party certification of materials and procedures.
4.	No use of toxic chemical disinfectants (such as chlorine).
5.	Product traceability and temperature monitoring.

•	The iPura™ System - The physical equipment that performs the organic pathogenic kill step prior to packaging.
•	The iPura™ Service - The onsite service performed by GFT personnel.
•
The iPura™ Contract - The contract by and between GFT and the processor whereby GFT executes the iPura™ Program for a service fee based on a charge per lb./kilo of product treated by the iPura™ System.

•
The iPura™ Food Safety Program - The entire program that includes the iPura™ Standards, iPura™ System, iPura™ Service, and the iPura™ Contract including a license to affix the iPura™ label on products treated by the iPura™ System, and iPura™ product insurance throughout the distribution chain, and an iPura™ distribution chain and consumer “pull through” marketing program.

•	The Highest Standard in Food Safety™ - The slogan for the iPura™ brand, the result of the successful execution of the iPura™ Food Safety Program.

iPura™ products will carry a unique food regulatory intervention insurance, not currently available in the marketplace. Marine Management Insurance Brokers, Inc. (“MMIB”), a leader in providing specialized insurance products and risk management services to the international trade of seafood, has investigated and endorsed the efficacy of the iPura™ System and Program. As a result of MMIB’s endorsement, We intend to embed into the iPura™ brand, a seamless and risk-managed approach to food regulatory violations. The iPuraTM processor and their downstream customers will be relieved of the significant losses and disruption of trade that results from food safety violations. This will provide the market with an unprecedented level of security and provides international credibility for the iPura™ brand. Mr. Curtis Keyes, the CEO and founder of MMIB, also serves on our Advisory Board.

We believe that our iPura™ Seafood Processing System has undergone adequate testing and is now fully developed and ready for market introduction. We will be shipping our first commercial system to Chile in mid 2007 for installation into a major seafood processing plant. We believe that once we are able to demonstrate the system’s man-machine interface, we will be in position to sign contracts with many processors that have been identified, several of which have worked with us during trials of their products at our R&D facility.

However, our iPura™ Seafood Processing System has never been installed and operated in a third-party commercial setting and we do not currently have any orders for the iPura™ Seafood Processing System. In addition, we do not have any agreements in place with third-party manufacturers for our systems or components. Furthermore, we may not be able to successfully commercialize our other technology described below or extrapolate it to any other applications (including those discussed below). Our success will depend on many factors that are not within our control, such as whether we will have sufficient economic and other resources and whether our products and services will be accepted in the marketplace, among others described more fully in Item 6 under the heading “Cautionary Information Regarding “Forward-Looking Statements.”

We have established, and applied for registration of, the iPura™ trade mark to identify products processed by the iPura™ Seafood Processing System. We expect the iPura™ brand to signify that exceptional food safety measures have been taken in processing the product labeled with this mark. We will market the iPura™ brand both to consumers and distribution chain participants. Our management believes that consumers are willing to pay a premium for value added food safety, and we believe that we can create additional demand for our products by educating consumers about the benefits of food products bearing the iPura™ label. Currently, we have only engaged in limited marketing of our iPura™ brand.

To date, we have tested our technology only on seafood and poultry products, and on actual seafood product supplied by our potential customers. Application of our technology to poultry and other foods will require significant additional research and development. Our system is effective against bacterial pathogens and spoilage microorganisms, such as salmonella, campylobacter and E. coli. However, our technology is not designed or intended to, and does not have, any effect on viral or genetically transmitted diseases, such as “mad cow disease” or avian flu, and we have no present intent to expand our science into that area. Our management has studied food safety issues extensively, and believes that the largest number of deaths resulting from food-borne illnesses are attributable to bacterial pathogens, and we are committed to focusing on the food safety issues associated with those specific illnesses, at least for the foreseeable future.

Benefits of our technology over other technologies include the following:

•	our “kill step” method does not affect the size, weight, texture, taste, smell, appearance or nutritional value of the seafood, poultry or other meat products treated by it;
•	our systems are scalable to suit the output level of each individual processor;
•	installation can be made at little cost to the seafood, poultry or meat processor, since our current plan is to charge service and licensing fees based on volume; and
•	our method is clean, safe to use, and environmentally friendly, because it does not rely on caustic chemicals or radiation to eliminate pathogens and spoilage organisms in the treatment process.

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

We have done exploratory research into possibly using our technology in the field of aquaculture - raising fish and shellfish in artificial environments for easy “farming.” However, as fish are raised in crowded farming conditions, they become notably more susceptible to viral and bacterial disease from parasites in the water and in the fish. To combat this phenomenon, growers have traditionally used large levels of antibiotics. Our research seems to suggest that we may be able to utilize our proprietary technology to accomplish two possible objectives: (1) developing a special membrane that can be inserted into aquaculture ponds to chemically bond free-flowing antibiotics and remove them from the environment; and (2) developing our own, proprietary, self-contained aquaculture ponds, designed to treat the water in which the fish and shellfish are raised with our “kill step” technology, and potentially eliminate or significantly reduce the need for antibiotic treatment. Currently, we do not have any plans to adapt our technologies to aquaculture.

We have done development work on proprietary film for packaging commercial food products using nano chemistry. Preliminary test results indicate a reduction in microbial growth and further extension of product shelf-life. Development is continuing on this nano technology project in a joint effort with the Chemistry and Microbiology departments of the University, and data validation continues with the University and our testing teams. This technology, if successfully commercialized, would be introduced into specific packaging films and would complement our iPura™ Seafood Processing System by continuing to reduce the growth of microbial microorganisms, adding days of shelf-life to the packaged food product without adding any harmful byproducts and without compromising the odor, texture, or flavor of the product.  The film packaging project is in the conceptual stage with only preliminary research to date. Development will commence with a proof of science prototype and microbiology testing when we deem it appropriate in relation to other development projects we are conducting and availability of resources. This phase will provide the laboratory data necessary to make a submission to the U.S. Food and Drug Administration, (FDA), and the specifications necessary to obtain proposals for contract manufacturing. The development phase, if commenced, is estimated to require six months and a budget of $250,000.

Distribution and Marketing Plan

We have determined that the way to most effectively maximize the value of our patented and proprietary technologies is to license them to the processors for a service and licensing fee. We plan to distribute our products and generate revenue by offering to install our iPura™ Seafood Processing System for a small up-front cost to food processors, under the terms of a service and license agreement containing a negotiated price-per-pound charge to the processor. We intend that these service contracts will specify that our personnel (which may include authorized subcontractors) must install, operate and maintain each iPura™ Seafood Processing System inside the customer’s processing plant, and we will control every aspect of our proprietary technologies, including system design, installation, controlled environments, film for packaging, and an anti-microbial agent. By the terms of these service and licensing contracts, we will have the ability to monitor and maintain every element of our processing system, allowing us to control how our technology is utilized as well as confirming our income rights on a real-time basis. We believe that processors who utilize our system will have a competitive edge over processors who continue to use the current methods, which we view to be less effective and less safe.

GFT began promoting the iPura™ label through industry trade shows, trade publications, workshops, seminars, invited speaking engagements, and meetings sponsored on GFT’s behalf by various governmental agencies and industry trade associations. Through various media, we believe that we have aroused interest and countered price objections. The Company is executing its marketing strategy by promoting the iPura™ brand as the world’s first food safety label. The iPura™ label is anchored with a descriptive slogan: “The Highest Standard in Food Safety™”.

Although we have not yet commercially installed any iPura™ Seafood Processing System, we have developed relationships in the first three markets we have chosen to introduce our technologies: Vietnam, Chile, and China. We have chosen to commence our business in these three countries, and have established representative office relationships there, because we believe that these markets represent very large seafood and poultry exporting countries, have strong governmental and trade association support that can help with quicker market acceptance by processors, and have a proven desire to be seen as using “state of the art” technologies in processing their food for export consumption.

Vietnam

Although Vietnam is a leading exporter of seafood (especially shrimp products), it has been heavily affected by more stringent requirements in the European Union and in North America. According to Mr. Nguyen Huu Dung, National Director for SEAQUIP and Secretary General for Vietnamese Association for Seafood Exporters and Producers, or “VASEP”, in Hanoi, Vietnam, between 1991 and 2002, the output of fisheries production in Vietnam more than doubled, reaching 2,410,900 tons and yielding approximately U.S. $2 billion in 2002. (See: Status of Fish Trade and Food Security in Vietnam, United Nations Food and Agriculture Organization, 2003, available at
www.fao.org/documents/show_cdr.asp?url_file=/DOCREP/006/Y4961E/y4961e0k.htm.)

Despite the importance of this sector, according to our contacts at VASEP, there is concern that more than half of the nation’s seafood is grown either in the polluted waters of the Mekong River or in stagnant aquaculture ponds, both of which pose a serious threat to food safety.

Several of our officers and directors traveled to Ho Chi Minh City during the end 2004 and in 2005 to meet with representatives of the Ministry of Fisheries and VASEP to discuss how our technology can assist processors in Vietnam to deal with the health issues posed by bacterial pathogens and help encourage greater importation of Vietnamese seafood as concerns over the safety of its exported fish are alleviated. VASEP agreed to help us make contact with Vietnamese seafood processors, and those discussions are continuing. In June 2005, VASEP sponsored us to make a “New Technology Presentation” at the VIETFISH2005 trade conference held in Ho Chi Minh City. A total of five large seafood processors shipped seafood samples from their processing plants in Vietnam to our laboratory in Pocatello, Idaho, in order to test the degree of microbial reduction and shelf-life extension that might be expected if they sign a service agreement with us. After these studies were completed and the results were confirmed by the University, VASEP sponsored GFT in June of 2006, at the VASEP annual processor meeting to make a presentation titled “New Technology Meeting FDA Requirements”. And, in April of 2007 the U.S. Commercial Services office of the U.S. Commerce Department, together with VASEP, sponsored three seminars for GFT and Marine Management Insurance Brokers (Insurance underwriters for iPura™). The seminars were titled: “THE CHALLENGES OF MEETING WORLDWIDE FOOD SAFETY” and took place in Ho Chi Minh City, Can Tho, and Ca Mau, Vietnam. Due to this support GFT has identified several candidates for installation of iPura™ Systems and has conducted site surveys at six prospective processor locations in Vietnam. GFT management believes that the Vietnamese seafood industry can be penetrated rapidly once GFT has the financial resources to set its operational plans in motion.

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

We began to look at opportunities for our proposed products and services in Chile through our Director of Operations in Chile, a former Consul General and former trade commission of Chile, in Los Angeles, California, who has worked extensively with the Chilean trade agencies CORFO and PROCHILE. As with our experience in Vietnam, we undertook marketing our products and services through initial contacts with government and trade association leaders who want to enhance Chile’s reputation as a leader in the seafood export market. We sent a delegation to Chile in May 2005 to meet with representatives of the Chilean Department of Fisheries, regional government officials, trade association, and a number of large individual fish processing companies to explain our technology and planned commercial products and services. With the assistance of CORFO (the business development agency for Chile) five major seafood processors from Chile sent us their fish samples for testing by the iPura™ Seafood Processing System. In 2006, GFT was able to validate those results during a Science and Business Conference hosted by GFT and the Department of Biological Sciences at Idaho State University. GFT was able to demonstrate the system’s superior efficacy to leaders from the Chilean seafood industry. In addition to the validation of microbial reduction, the potential Chilean customers were able to verify an improved smell, texture, taste and overall appearance of their seafood product processed in our facility. From the attendees at the conference, GFT selected a large seafood processor in Chile as its first strategic customer. Once the first system is operational and GFT is able to demonstrate the man-machine interface, GFT intends to secure contracts with several major producers in Chile. The same news and information from the first fully operational unit in Chile will be used to negotiate contract signings in our world wide target markets.

China

In 2006, GFT met with industry and governmental leaders as the invited guests of the Chinese Seafood Certification Institute (“CSCI”) and Ms. Min Han, its CEO. The CSCI was formerly under the Ministry of Agriculture until it was privatized. In March 2007, GFT signed a contract with the CEO of the CSCI, for representation on the identification of potential customers for the placement of up to 265 iPura™ food safety service and licensing contracts, over a 5 year period. The minimum production requirement on each contract (one for each system) is 15,000 metric tons per year. GFT accepted an invitation from the Chinese Aquatic Processing and Marketing Association to speak to over 100 major Chinese seafood processors in China, in May 2007. This high-level promotion of iPura™ in China will be an important step in the largest market in the world. China produces over 30% of the world’s seafood with thousands of seafood processors and more than 500 companies identified by GFT as “prime targets”. The Company is positioned for growth opportunities with a supported program.

United States and Other International Markets

Management will focus our initial sales and marketing efforts on the seafood industry in Vietnam, Chile, and China because of the immediate need to address the problems of food-borne pathogens in those important international export markets. Management believes that by leveraging the contacts that we have made in these three countries, we can build the resources and track record to then enter markets in which there is greater competition (and the need for greater amounts of capital and resources to compete effectively), such as in the United States and other countries that we have identified.

Production

Our commercialization team is ready to put full-scale production plans in motion. The team consists of seasoned experts with high-level engineering and production experience at the Jet Propulsion Laboratory, Lawrence Livermore Laboratory, and Allied Signal. They have had success working together as a team while working on several major projects, including NASA’s Galileo project. This team evaluated our last prototype, and then they designed and then supervised the manufacture of our new equipment, including the systems and subsystems. GFT’s system is now easy to operate and maintain, and scalable for volume. Upon receipt of adequate funding, We plan to sign contracts for the manufacturing of the iPura™ systems with experienced commercial suppliers. The pressure vessel components will be manufactured in Southern California while most of the system components such as pumps, chillers, etc. are industry standard and can be procured locally in the country of installation. Installation and integration will be handled by local engineering and construction companies that have been recommended by interested government agencies. GFT engineers will oversee all installations and GFT employees will operate and maintain the systems onsite and will handle all the quality control aspects of the process.

Although our immediate plans include sales in Vietnam, Chile, and China, we also have taken steps to promote our iPura™ brand name in the United States. We intend to continue to educate processors, distributors, restaurants, and other food providers, grocers, governments and consumers about the risks of food-borne pathogens in seafood, poultry, and other meats, and the health and economic benefits that our technologies can produce. To that end, we have participated in trade shows in the United States, South America, Asia, and Europe. We also have entered into the media-buying agreement described below.

There is not yet in place any agreement or understanding for any particular food processor to install, use or pay for any of our technology in Vietnam, Chile, China or the United States or any other country, and we cannot assure you that any will ever develop in the future.

Media Campaign

In September 2005, we entered into a three-year contract for media production and distribution services with Global Media Fund, LLC to produce and distribute nationally-syndicated newspaper and/or radio features covering our proprietary products and services and their commercial launch into the food safety industry. These articles and radio spots, a material part of our proposed marketing plan, will be distributed to over 10,000 newspapers and 6,000 radio stations.

The cost of the contract totals $4,500,000, with cash of $50,000 and common stock with a value of $1,100,000 payable at signing and additional common stock with an aggregate value of $1,100,000 paid in three installments in 2006. The commitment for the remaining cost of $2,250,000 will be paid in shares valued at 90% of market price at the time of issuance (with a floor price of $4.50) in twelve quarterly installments, which began in January 2006. The maximum share commitment for this entire component of cost at the minimum price is 500,000 shares. The contract can be cancelled at any time with no obligation to continue the quarterly payments.

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

Government Regulation

Our business will be subject to federal and state regulations in the United States, as well as those of the foreign jurisdictions in which we may endeavor to sell our products and services (such as Vietnam, Chile, and China). In addition to all of the other regulations to which a U.S. business is subject generally (including, among other things, regulations governing employment, occupational safety, business licensing, import-export activities and taxation), some of our products, such as the proprietary film we are developing for packaging commercial food products, will be subject to review and approval by the FDA. Since our suppliers have already received FDA approval for the current components of our iPura™ Seafood Processing System that come into contact with food, such as the liquid wash, our iPura™ Seafood Processing System does not require FDA approval. However, other states or foreign jurisdictions in which our processes are used, or where a product treated with them is exported, may impose further regulations which could be more or less stringent than those imposed by the FDA. We do not believe that any governmental regulations will materially restrict the installation and use of our iPura™ Systems in Vietnam, Chile, or China and we do not believe that any specific regulatory bodies will require pre-approval of our systems in those countries.

Intellectual Property

We have been issued three patents from the U.S. Patent and Trademark Office that relate to the iPura™ Seafood Processing System. We also have filed one additional patent application that is pending. These patents allow us to own and control the science that has resulted in our proposed line of commercial food safety solutions. We filed for patent protection in the U.S. and in 15 foreign countries, and in the European Union. This will result in patent protection in every major seafood and poultry producing and exporting countries. The countries we have selected, along with the United States, represent our management’s determination of the prime target markets for the food safety technologies we are developing.

We have filed applications to register the following 7 trade marks with the U.S. Patent and Trademark Office as well as the same 15 patent countries, and the European Union, through PCT filings:

•	iPura™
•	Safer Processing…Safer Food™
•	Revolutionizing Food Safety…Through Innovation™
•	The Highest Standard in Food Safety™
•	Food Safety Is Good Business™
•	Value Created and Sealed™
•	Quality Created and Sealed™

The current status for these trade marks in the various countries range from registered, published, allowed, or pending.

Although we have filed an application to register the trade mark slogan “A Higher Standard of Food Safety”, on advice of counsel, we have decided to allow this application to lapse as it will be replaced in commercial use by “The Highest Standard in Food Safety™”.

Employees

As of December 31, 2006, we had 25 full time employees.

ITEM 2. DESCRIPTION OF PROPERTY

We lease our research and development facilities located at 1656 Kraft Road, Pocatello, Idaho, which is comprised of approximately 40,000 square feet, from a third party for $5,734 per month. The five-year lease expired on July 14, 2006 and was extended for one year, now expiring on July 14, 2007.

We have a lease with the City of Hanford, California, for approximately 2,060 square feet of office facilities located at 113 Court, Hanford, California. The lease expires June 30, 2008. The monthly lease rate is $4,369.

Through May 2006, we rented our engineering and headquarters offices, consisting of approximately 1,500 square feet, located at 420 North Main Street, Pocatello, Idaho, from K&M Holdings, LLC, at a monthly rental rate of $1,398. The rental was terminated in May. See also the disclosure included in Item 12 under the heading “Related Transactions.”

Pursuant to an oral agreement, we rent a full service office, consisting of approximately 350 square feet, on a month-to-month basis for our Chief Financial Officer and Chief Engineer, located at 4100 Newport Place, Suite 620, Newport Beach, California, from two individuals, Mike Rubel and Stephen J. Fryer, at a rental rate of $2,225 per month. See also the disclosure included in Item 12 under the heading “Related Transactions.”

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge, no material proceedings are threatened or contemplated against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no public market for our securities and we cannot assure you that one will develop.

Number of Stockholders

As of March 31, 2007, we had 225 stockholders of record.

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

Recent Sales of Unregistered Securities

During 2006, we issued the following securities which were not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the securities listed below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated by the Securities and Exchange Commission, which we refer to as the SEC, under the Securities Act.

On April 5, 2006, we commenced a private placement of our securities to accredited investors in conformity with Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consists of 500,000 units, each consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock for a maximum offering price of $4,500,000. In May 2006, we met with a group of current stockholders in London, England in conjunction with the Brussels Seafood Show. Certain shareholders expressed an interest in adding to their investment without solicitation and sales of common stock were made at a price of $4.50 per share and were conducted under the provisions of Regulation S. Subsequently, a sponsor of other groups of foreign investors expressed an interest in promoting investors and a presentation was made twice in Mexico to investors qualified under Regulation S of the Securities Act of 1933, as amended, and securities were sold at the price of $4.50 per share with a warrant premium which varied at the time of investment.

A total of 724,958 shares of common stock and 236,095 warrants to purchase common stock were issued in the private placements for total proceeds of $3,111,411, net of costs and commissions of $150,900. Costs and commissions included $86,130 of commissions, the issuance of 22,028 warrants to purchase common shares at $5.00 per share for a term of two years with a fair value of $27,088, the issuance of 3,000 shares of common stock with a fair value of $13,500, and $22,115 of stock issue costs.

A total of 411,111 shares of common stock valued at $4.50 per share were issued to Global Media Fund for a total value of $1,850,000, and recorded as marketing expense when the shares were granted. 81,482 shares of common stock were issued on January 1 2006, April 1 2006, and July 1 2006, respectively. In addition, 41,667 shares of common stock were issued on January 1 2006, April 1 2006, July 1 2006, and October 1 2006, respectively.

Accrued Directors fees are paid in shares of common stock beginning in June 2006. A total of 14,369 shares of common stock were issued during the year valued at $64,661.

Shares were issued for services to engineering and marketing consultants in August and November 2006, for a total of 19,695 shares valued at $88,625.

In November 2006, Restricted Stock awards were made under the 2006 Stock Incentive Plan to 26 employees and consultants. The awards are fully vested but the shares are restricted as to transfer until they are registered and an actual trading market exists. A total of 375,000 restricted shares were granted to employees and 155,000 restricted shares were issued to consultants. The shares were valued at $4.50 per share for compensation expense of $1,687,500 and $697,500, respectively.

In November 2006, 1,360,000 warrants to purchase common stock were issued to certain Directors, an officer, consultants and members of the Advisory Board as compensation. All warrants are exercisable at $5.00 per share for a term of 5 years. The fair value of the warrants was determined to be $2,811,120. Four Directors received a total of 300,000 warrants, the CFO received 200,000 warrants and 8 consultants and Advisory Board members received a total of 860,000 warrants.

Warrants to purchase 64,000 shares of common stock were issued to two lenders as additional consideration for short term loans. The 64,000 warrants are exercisable at $4.50 for a period of 2 years after the date of repayment of principal. The fair value of the warrants was determined to be $90,048 and was recorded as additional interest expense. Three loans totaling $290,000 were from a Director. See also the disclosure included in Item 12 under the heading “Related Transactions.”

We did not make any repurchases of our securities during fiscal year 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following presentation of our plan of operation has been prepared by management and should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Annual Report on Form 10-KSB.

Plan of Operation

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our BEST Seafood Processing System. The BEST Seafood Processing System has been re-branded as the iPura™ System and is ready for market introduction as the embodiment of The iPura™ Food Safety Program, although our other prospective products still require additional research and development. To date, we have not generated any revenues and we have incurred accumulated losses of $36,127,217 and negative operating cash flows of $22,521,220. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Production has commenced on one unit of the current generation of the iPura™ system, including the material handling components necessary for processing salmon, which we intend to use for our first commercial installation with a customer in Chile.

GFT began promoting the iPura™ label through industry trade shows, trade publications, workshops, seminars, invited speaking engagements, and meetings sponsored on our behalf by various governmental agencies and industry trade associations. Through various media, GFT has aroused interest and countered price objections. The Company is executing its marketing strategy by promoting the iPura™ brand to food processors and industry associations as the world’s first food safety label. In 2008, we expect to begin marketing the iPura™ brand to consumers. The iPura™ label is anchored with a descriptive and lasting slogan: “The Highest Standard in Food Safety™”.

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

GFT has established itself in three of the world’s largest seafood exporting countries: Vietnam, Chile, and China. GFT was successful in executing a top down strategy that began at the respective country’s governmental level of: The Ministry of Agriculture / Department of Agriculture, these meetings resulted in introductions to the Ministry of Fisheries / Department of Fisheries, which led to introductions with governmental food regulatory agencies and the recommendations by these public entities to the Seafood Processing Associations. All were briefed on the iPura™ Food Safety Program, the economic value proposition was explained, and the cooperation and support of these groups was assured.

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

As of December 31, 2006, we had no debt other than trade indebtedness in the ordinary course of business and short tem loans of $540,000 from a Director and a shareholder. Based on our cash balance as of December 31, 2006, we estimate that we will need to raise additional capital in the amount of $7 million to cover our operating costs for fiscal year 2007 and to build two units of The iPura™ System. If additional units are required to meet customer demand, we will need to raise additional funds. Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding. We are aggressively exploring commercial and joint venture financing opportunities and relationships with potential processor/customers with sale and lease-back arrangements.

We plan to continue to pursue developing and adapting our iPura™ System to poultry processing and developing a proprietary anti-microbial solution to be used in conjunction with the iPura™ System.

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

Revenues

Since our inception, we have not had any revenues from operations and have operated mainly as a research and development company.

Liquidity and Capital Resources

The independent auditors report on our financial statements for the year ended December 31, 2006 included in this Form 10-KSB states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about our ability to continue as a going concern.

Historically, our sole source of cash and for Tech has been the sale of equity to investors. Although we expect to generate revenue from installing and operating the initial iPura™ Systems within the next 12 months, any funds generated from installing and operating our iPura™ Systems during fiscal year 2007 are not expected to cover our operating expenses. In addition to cash in hand as of December 31, 2006, we believe that we will need approximately $7 million to cover operating expenses during the next 12 months, including costs for constructing 2 iPura™ Systems. However, the amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We believe that commercial financing is available to construct and install our iPura™ Systems, but have not identified any sources of financing. We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.

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

iPura™ (formerly the “BEST”) Seafood Processing System - The Seafood Processing System, the physical embodiment of our food processing technology, was completed, tested and available for commercial application (in a previous generation design) in 2005 and was capitalized on at a construction cost of $3,157,111. Design, testing and support costs involved were expensed. In 2005, mechanical and software upgrades were implemented to optimize the mechanical process. The improvements were so substantial that this prior model was deemed inappropriate for installation in a customer’s processing facility. As a result, the Company recorded an asset impairment charge of $3,157,111 for the year ended December 31, 2005. A new model is being constructed with increased capacity and simplified operating and maintenance parameters. Design, testing and support costs incurred on this model through December 31, 2006 have been included in research and development costs.

Long-lived Assets - We account for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the long lived assets are to be held and reviewed for events or changes on circumstances that indicate that their carrying value may not be recoverable. We periodically review the carrying value of long lived assets to determine whether or not an impairment to such value has incurred. The iPura™ Seafood Processing System asset was physically reconfigured for operational efficiency in 2005. The total capitalized cost of the iPura™ Seafood Processing System was considered impaired in 2005 and the Company recorded an asset impairment charge of $3,157,111 for the year ended December 31, 2005. No other impairments were recorded during the period from June 25, 2001 (the date of Tech’s inception) through December 31, 2006.

Loss of per share - Loss per share was computed using the weighted average number of shares of common stock equivalents outstanding during the period.  Stock purchase warrants were not in the computation as their effect would be antidilutive.

Stock-based compensation- Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the fair value method of accounting prescribed in SFAS No. 123.

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

We note that a variety of factors could cause our actual results and future experiences to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The risks and uncertainties that may affect our operations, performance, development and results include, but are not limited to, the following:

•	whether we will be able obtain additional financing to continue or expand operations and the terms on which we will be able to obtain this financing, if at all;

•	whether our initial system installation will perform as expected in commercial applications;

•	our ability to obtain one or more third-party manufacturers for our system components and other products;

•	the cost at which we will be able to have our system components and other products manufactured, if at all, and the time it will take to have our system components and other products manufactured;

•	our ability to obtain all required components for our systems on a timely basis and at the prices we anticipate;

•	whether our systems and products are viewed as providing the benefits we claim and whether these benefits are marketable by any customers we may seek to obtain;

•	our ability to enter into service contracts with food processors, the time it takes for us to enter into any of these contracts and the prices we are able to charge these customers;

•	our systems and products performing in the manner we expect in customer applications and without any material modifications;

•	our ability to obtain all necessary governmental approvals for our systems and other products;

•	whether the introduction of the iPura™ brand will succeed in creating preferences with the consuming public

•	whether we will be able to apply our technology to products other than fish or use our technology in any other fields;

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

There were no changes in our internal controls that occurred during the last fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B OTHER INFORMATION

Adoption of 2006 Stock Incentive Plan

In November 2006, our Board of Directors adopted the 2006 Stock Incentive Plan, which allows grants of stock, stock options or stock appreciation rights to be made to employees, consultants, officer and directors, as determined from time to time by the Board. 3 million shares of common stock are reserved for such issuances under the Stock Incentive Plan. A copy of the Stock Incentive Plan is attached hereto as Exhibit 10.9 and is incorporated by reference herein.

Resignation of Officer

On August 12, 2006, Mark Terry resigned as our Chief Technology Officer.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages and positions of our directors and executive officers, as of March 31, 2007, are set forth below. Biographical information for each of these persons also is presented below:

Name	Age	Position Held
James Bouskos	58	Chairman of Board
Keith Meeks	46	President and Chief Executive Officer
Marshall F. Sparks	66	Chief Financial Officer, Secretary and Treasurer
Mark Terry	46	Director
Stephen J. Fryer	69	Director
Gary L. Nielsen	64	Director
Arthur C. Agnos	68	Director

There are no family relationships between any of our directors and/or any executive officers.

James Bouskos - Chairman of the Board

Mr. James Bouskos currently serves as the Chairman of our Board of Directors, a position he was appointed to in August 2005 in connection with the Transaction. He joined Tech in December 2004, when he was appointed the Chairman of Tech’s Board of Directors. From January 2000 to September 2004, Mr. Bouskos operated Bouskos Consulting, a business consulting firm that served real estate developers, restaurants, retailers, corporations, including high technology and biotechnology companies, and other businesses. In 1988, Mr. Bouskos was appointed by the Mayor of San Francisco to the San Francisco Port Commission, which oversees the maritime, commercial and public operations of San Francisco’s waterfront. He served as both the Vice President and President of the Port Commission until his retirement from the Port Commission in 1992. Mr. Bouskos attended Foothill College and California State University Fresno, where he majored in English Literature.

Keith Meeks - President and Chief Executive Officer

Mr. Keith Meeks currently serves as our President and Chief Executive Officer, positions he was appointed to in August 2005 in connection with the Transaction. He was also a co-founder of Tech. Previous to this, he had served as the Vice President of Corporate Development of Tech where his responsibilities included working with Tech’s consultants and advisors to select beta test site partners and primary target markets. He has been a director and an officer of Tech since August 2001. From August 2000 to July 2001, he was the Director of Business Development of Global Food Technologies, LLC, the predecessor of Tech. Mr. Meeks started his professional career in the financial services industry in 1980 with New York Life, and later became a Certified Financial Planner and Investment Advisor, receiving this designation from the College of Financial Planners in Denver, Colorado.

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

Marshall F. Sparks - Chief Financial Officer and Secretary

Mr. Marshall F. Sparks currently serves as our Chief Financial Officer and Secretary, positions he was appointed to in August 2005 in connection with the Transaction. Mr. Sparks is also the Chief Financial Officer of Tech. He has been a consultant on corporate financial matters and capital formation with Hampton Financial and has operated Hampton Financial since September 1990. Mr. Sparks is a financial executive with extensive experience in developing technology businesses. He has founded and capitalized numerous companies, taking them from the developmental to the commercial stage. He has facilitated and conducted five initial public offerings, five joint venture transactions and 15 merger and acquisition transactions. Mr. Sparks is a California Certified Public Accountant and earned his undergraduate degree and MBA from the University of California, Berkeley.

Mark Terry - Director

Mr. Mark Terry currently serves as one of our Directors and was the Chief Technology Officer until his resignation in August 2006. He was appointed to both positions in August 2005 in connection with the Transaction. He is the original co-founder of Tech and the inventor of the BEST Seafood Processing System proprietary technology and food processing system. From August 2001 to August 2005, Mr. Terry served as the Chief Technology Officer, Chief Operating Officer and Director of Tech. From August 2000 to July 2001, he was a managing member of Global Food Technologies, LLC, the predecessor of Tech. He is the inventor on all of our patents, including the patent that is the basis for the technology in the iPura™ System. Mr. Terry attended Montana State University, San Jose State University and LaSalle University, where he studied mechanical engineering, mathematical science, statistical analysis and chemical engineering.

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

Gary L. Nielsen - Director

Mr. Gary L. Nielsen currently serves as one of our Directors, a position he was appointed to in August 2005 in connection with the Transaction. He also serves as a Director on Tech’s Board of Directors, a position he has held since December 2004. Mr. Nielsen is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and Arizona Society of Certified Public Accountants. Since September 2005, Mr. Nielsen has served as the President of National Health Benefits Corp. He served as the principal of Terra Capital, Inc. from September 2003 through September 2005. From December 2000 through September 2003, Mr. Nielsen was the Chief Financial Officer of Environmental Support Solutions, Inc. Previously, he was a manager in the Phoenix office of KPMG Peat Marwick and has served in an executive capacity as Senior VP of Finance or CFO for three NYSE companies, one AMEX company and a NASDAQ company. These companies include Granite Golf Corporation, Best Western International, Giant Industries, Inc., American Continental Corporation and Del Webb Corporation. Mr. Nielsen is a graduate of the Arizona State University where he received a Bachelor of Science in Accounting.

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

Term of Office

Our directors are elected to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

Meetings of the Board of Directors and Information Regarding Committees

During our fiscal year ended December 31, 2006, our Board of Directors held three meetings.

Our Board of Directors has established three committees: an Executive Committee, an Audit Committee and a Compensation Committee. As of March 31, 2007, these committees were comprised as follows:

Executive Committee:	James Bouskos (Committee Chairman) Mark Terry Stephen J. Fryer
Audit Committee:	Gary L. Nielsen (Committee Chairman), (Audit Committee Financial Expert) Stephen J. Fryer Arthur C. Agnos
Compensation Committee:	Arthur C. Agnos (Committee Chairman) Gary L. Nielsen Stephen J. Fryer

As of March 31, 2007, Stephen J. Fryer, Gary L. Nielsen and Arthur C. Agnos are independent directors. The Board of Directors has determined that Mr. Nielsen is an “audit committee financial expert” within the meaning of Item 401(e)(2) of Regulation S-B.

Section 16(a) Beneficial Ownership reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our executive officers, directors and greater than 10% stockholders to file reports of beneficial ownership of our common stock on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the SEC.

We believe that during the fiscal year ended December 31, 2006, our executive officers, directors or beneficial owners of more than 10% of our common stock complied with the Section 16(a) filing requirements, with the following exceptions: Each of Messrs. Terry, Bouskos and Nielsen failed to file Form 3s; each of Messrs. Agnos, Fryer and Nielsen failed to file Form 4s reporting two separate stock grants and one warrant issuance to each of them; each of Messrs. Bouskos and Sparks failed to file a Form 4 reporting a warrant issuance to each of them. The Company anticipates that filings for each of the transactions above will be filed shortly after the filing of this report on Form 10-KSB.

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

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

We have not adopted any retirement, pension, profit sharing or insurance programs or other similar programs for the benefit of our employees other than the 2006 Stock Incentive Plan for Officers, Directors, employees and consultants

The following table sets forth compensation information for services rendered by our Chief Executive Officer in fiscal 2006 and our named executive officers.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

James Bouskos	2006	76,116	103,350	10,500	189,966
Chairman of the
Board

Keith Meeks	2006	150,555	--	9,295	159,850
President and
Chief Executive

Marshall F Sparks	2006	106,500	413,400	--	519,900
Chief Financial
Officer

Mark Terry	2006	150,000	--	6,853	156,853
Chief Technology
Officer

(1)
Option awards took the form of fully vested Warrants to purchase common stock at an exercise price of $5.00 per share. The warrants were granted in November 2006 and have a term of 5 years. The amount shown is the imputed value of the warrant, calculated using the Black-Scholes method, required to be recognized in the financial statements.

(2)	Other Annual Compensation represents payments made on leased vehicles provided to these three officers.

Stock Option Grants

We adopted our 2006 Stock Incentive Plan in November 2006. Directors and executive officers are eligible to receive awards under the plan, however no awards under the Stock Incentive Plan were granted to persons serving as our Directors, Chief Executive Officer or our named executive officers during the fiscal year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
James Bouskos	--	50,000	--	$5.00	Nov. 2011
Keith Meeks	--	--	--
Marshall F. Sparks	--	200,000	--	$5.00	Nov. 2011
Mark Terry	--	--	--
(1) The equity awards were in the form of warrants. The warrants are not exercisable until the shares are registered or our common stock is listed on a stock exchange or other market selected by the Company. No stock grants were awarded to our named executive officers during 2006 and no stock awards were outstanding as of fiscal 2006 year-end.

Employment Agreements

Neither we nor Tech have any employment agreements or severance agreements with any of our respective executive officers and directors.

Director Compensation

Our independent directors are entitled to receive the following compensation:
•	$24,000 annual retainer fee
•	$1,000 per Board meeting attended
•	$4,000 per year per committee chairmanship

After the first year of service, independent directors are entitled to stock option or warrant grants in an amount to be determined by the Board of Directors.

As of December 31, 2006, our independent directors were Stephen J. Fryer, Gary L. Nielsen and Arthur C. Agnos. All directors are entitled to be reimbursed for reasonable expenses actually incurred by them in connection with their duties as directors.

Director compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($) (2)	Total ($)

Stephen J Fryer	8,001	18,999	103,350	130,350
Gary L Nielsen	9,333	21,663	206,700	237,696
Arthur C Agnos	6,997	23,999	206,700	237,696
(1)
Director’s fees are accrued monthly and were paid in cash through March, thereafter the accrual was paid in shares of common stock quarterly beginning in June 2006. A total of 14,369 shares were issued during the year valued at $64,661. The shares of stock are fully vested and not subject to any forfeiture or repurchase restrictions.

(2)
Option awards took the form of fully vested Warrants to purchase common stock at an exercise price of $5.00 per share. The warrants were granted in November 2006 and have a term of 5 years. The amount shown is the imputed value of the warrant, calculated using the Black-Scholes method, required to be recognized in the financial statements.

TEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

In November 2006, we adopted a stock incentive plan to incentivize officers, Directors, employees and consultants with awards of securities including stock options, stock appreciation rights and restricted stock grants. There are a maximum of 3,000,000 shares of Common Stock subject to award under the plan and the awards must be made at fair market value at the date of the award. We awarded grants of 530,000 shares of restricted stock to 26 individuals upon adoption of the Plan. No awards were made to officers or Directors under the plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by security holders	none	none	none
Plans not approved by security holders	none	none	2,470,000 (1)
(1) Represents the unissued balance of the 2006 Stock Incentive Plan, which we intend to submit to a vote of our security holders for approval.

Beneficial Ownership Table

The following table sets forth information concerning the number of shares of our common stock as of March 31, 2007, and including shares of our parent, Tech, that are owned beneficially by: (i) each person (including any group) known to us to beneficially own more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our officers and directors as a group. Unless otherwise indicated, the stockholders listed below possess sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable.

Name and Address of Beneficial Owner (1)	Number of Shares of Our Common Stock	Percentage of Shares of Our Common Stock (2)	Number of Shares of Tech	Percentage of Shares of Tech (3)
James Bouskos	--	*	970,287	4.1%
Keith Meeks	--	*	796,933	3.4%
Mark Terry	--	*	2,422,844	10.3%
Marshall F. Sparks	--	*	133,334	*
Stephen J. Fryer	12,555	*	299,445	1.3%
Gary L. Nielsen	13,147	*	111,667	*
Arthur C. Agnos	13,666	*	12,667	*
All directors and officers as a group (7 individuals)	39,368	*	4,767,177	20.2%

Global Food Tech, Inc. (4)	22,945,062	89%	--	*
* Less than one percent.

(1)  The address of the stockholders identified in this table is c/o Global Food Technologies, Inc., 113 Court Street, Hanford, CA 93203.

(2)  The percentage ownership is based on 25,654,772 shares of common stock outstanding as of March 31, 2007.

(3)  The percentage ownership is based on 22,945,062 shares of the common stock of Tech outstanding as of March 31, 2007.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In June 2003, Tech relocated its scientific and engineering office from the manufacturing facility to a separate building. The building is owned by Mark Terry and Keith Meeks, who were two of Tech’s founders and officers, and who currently serve as our officers, in the name of K&M Holdings LLC. The rental arrangement is on a month-to-month basis in the amount of $1,398 per month, which we believe represents the fair market rent. Pursuant to the Transaction, we assumed the rental for this facility. The rental was terminated in May 2006.

In November 2004, Tech established an office in Newport Beach, California, to provide space for its Chief Financial Officer. Mike Rubel and Stephen J. Fryer personally leased office space co-located with Grant Bettingen Inc., our former investment banking firm, and allocated and rented space to Tech, Grant Bettingen Inc. and three other tenants. Pursuant to an oral agreement, the rental of the space is on a month-to-month basis at a rate of $790 per month. In July 2006 an additional office for engineering staff was rented and the rental rate was increased to $2,100 per month Mr. Fryer is our Director and our former interim Chief Executive Officer.

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

SC Capital Partners LLC was retained to provide advisory services and transaction assistance on corporate matters, financing transactions and merger and acquisition transactions for a period of one year, effective September 2005. A monthly retainer of $6,000 and reasonable expense reimbursement is included and various success fees and commissions were defined. A commission of $18,260 was accrued under the contract for participation in a private placement and was paid in 2007. No other payments were made, other than the retainer, or obligations incurred under the agreement. The agreement expired in September 2006. Mr. Fryer, our former interim Chief Executive Officer and a current member of our Board of Directors, is a principal of SC Capital.

In April and May of 2006, we arranged a series of 3 loans aggregating $290,000 from Gary L. Nielsen, a member of our Board of Directors. Two loans aggregating $190,000 are demand loans. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. The loans bear interest of 8% plus an additional five points, aggregating $14,500, due at maturity, which was expensed as additional interest expense in 2006. Additional consideration for the 3 loans was approved by the Board in August 2006, in the form of warrants to purchase 29,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $20,793 based upon a Black-Scholes option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 4.9%, an expected term of 2 years, and 0% dividend yield. The $20,793 was recorded as additional interest expense. In August 2006, another loan for $100,000 was made for 90 days from Mr. Nielsen’s IRA account at 8% interest and no additional consideration. The loan was extended in November 2006 for an additional six months maturing in May 2007. In May 2007, the loan was further extended to November, 2007. All loans are unsecured.

On April 3, 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at eight percent (8%) per annum plus an additional five points, or $17,500, which was recorded as interest expense. The loan is secured by all assets, including any intellectual assets, of the Company. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $17,325 based upon a Black-Scholes option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 4.8%, an expected term of 2 years, and 0% dividend yield. The $17,325 was recorded as additional interest expense. In July, $100,000 of principal was repaid, leaving a balance of $250,000 that is currently past due. The Company is currently negotiating an extension of this note. The loan is guaranteed by Keith Meeks, our President, and Mark Terry, a Director of the Company who was also the former Chief Technology Officer of the Company.

Director Independence

As of December 31, 2006, our independent directors were Stephen J. Fryer, Gary L. Nielsen and Arthur C. Agnos. These independent directors also serve on our audit committee and compensation committee; no non-independent directors serve on such committees. We do not currently have a nominating committee but anticipate appointing such committee of independent directors in connection with future annual meetings and nominations for directors. Our common stock is not listed on any national securities exchange or other market. However, for purposes of determining director independence, we use the standards set forth by the American Stock Exchange. Mr. Fryer served briefly as interim CEO during part of [year]. In accordance with the American Stock Exchange rules, a director is considered independent if such service as an interim executive officer was for a period of less than one year. We also considered the related party transactions set forth in Item 12 of this report to the extent such transactions involved any of our independent directors, and believe that such transactions do not prevent the directors from being considered independent.

ITEM 13. EXHIBITS

Exhibit No.	Description

3.1(1)	Restated Certificate of Incorporation dated October 18, 2005.
3.2(1)	Second Amended and Restated Bylaws as of August 31, 2005.
4.1(2)	Lock-Up Agreement dated as of December 20, 2005 between Global Food Technologies, Inc. and Solvis Group, Inc.
4.2+(2)	Form of Lock-Up Agreement entered into by Global Food Technologies, Inc. and its officers and directors as of December 20, 2005.
10.1(3)
Asset Acquisition Agreement dated as of August 19, 2005 between Global Food Tech, Inc. (formerly known as Global Food Technologies, Inc.), Solvis Group, Inc. and Global Food Technologies, Inc. (formerly known as Boulevard Acquisition Corporation).

10.2(4)	Services Agreement dated September 30, 2005 between Global Food Technologies, Inc. and Global Media Fund, LLC.
10.3(1)	Stock Purchase Agreement dated August 11, 2005 between Global Food Technologies, Inc. (formerly known as Boulevard Acquisition Corporation), Pierce Mill Associates, Inc. and Solvis Group, Inc.
10.4(1)
Side Letter Agreement dated August 11, 2005 between Global Food Tech, Inc. (formerly known as Global Food Technologies, Inc.), Solvis Group, Inc., Pierce Mill Associates, Inc. and August Law Group, P.C.

10.5(1)	Amendment No. 1 to Asset Acquisition Agreement dated November 21, 2005 between Global Food Tech, Inc., Solvis Group, Inc. and Global Food Technologies, Inc.
10.6(2)	Lease Agreement dated April 6, 2001 between Parrish Realty, Inc. and Global Food Technology, Inc.
10.7(2)	Lease Agreement Addendum dated April 22, 2002 between Parrish Realty, Inc. and Global Food Technologies, Inc.
10.8(5)	Office Lease Agreement dated July 1, 2006 between Global Food Technologies Inc. and City of Hanford
10.9*+	2006 Stock Incentive Plan
24.1	Power of attorney (included in signature page).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+ Management contract or compensatory plan or arrangement
* Filed herewith
‡ Furnished herewith

(1)	Filed on November 23, 2005 as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.

(2)	Filed on July 6, 2006, as an exhibit to our Annual Report on Form 10-KSB.

(3)	Filed on August 19, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on October 6, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on August 1, 2007 as an exhibit to Global Food’s Report on Form 10-QSB for the quarter ended June 30, 2006 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm Weinberg & Company, P.A., independent auditor, has audited our financial statements for the years ended December 31, 2006 and 2005. The Board of Directors has appointed Weinberg & Company, P.A. to serve as our independent auditors for the 2006 year-end audit and to review our quarterly financial reports for filing with the SEC during fiscal year 2007.

The following table shows the fees billed for audit and other services provided by Weinberg & Company, P.A. for fiscal years 2006 and 2005.

	2006	2005
Audit Fees (1)	$47,482	$73,940
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees (2)	35,843	33,967

Total	$83,325	$107,907

------------------
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

Our Audit Committee requires advance approval of all audit, audit-related, tax and other services performed by our independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before our independent auditor is engaged to perform it. All services performed by our independent auditors in 2006 and 2005 were approved in accordance with the Audit Committee’s pre-approval policies.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2007	GLOBAL FOOD TECHNOLOGIES, INC., a Delaware corporation

	By:	/s/ Keith Meeks
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

Name:	Title	Date

/s/ Keith Meeks
Keith Meeks	President and Chief Executive Officer (Principal Executive Officer)	August 2, 2007

/s/ James Bouskos
James Bouskos	Chairman of the Board	August 2, 2007

/s/ Marshall F. Sparks
Marshall F. Sparks	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	August 2, 2007

Mark Terry	Director	August 2, 2007

/s/ Stephen J. Fryer
Stephen J. Fryer	Director	August 2, 2007

/s/ Gary L. Nielsen
Gary L. Nielsen	Director	August 2, 2007

/s/ Arthur C. Agnos
Arthur C. Agnos	Director	August 2, 2007

GLOBAL FOOD TECHNOLOGIES, INC
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PAGE 42	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE 43	BALANCE SHEET AS OF DECEMBER 31, 2006

PAGE 44	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) THROUGH DECEMBER 31, 2006

PAGE 45	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FROM JULY 25, 2001 (INCEPTION) TO DECEMBER 31, 2006

PAGE 46	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO DECEMBER 31, 2006

PAGES 47-57	NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Food Technologies, Inc.

We have audited the accompanying balance sheet of Global Food Technologies, Inc. (a development stage company) as of December 31, 2006 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2006 and 2005 and from July 25, 2001 (Inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Food Technologies, Inc. as at December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period July 25, 2001 (Inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had a net loss $36,127,217 and negative cash flow from operations of $22,521,220 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (“SFAS”), “Share-Based Payment” (“SFAS 123(R)”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.

Weinberg & Company, P.A.

Los Angeles, California

June 27, 2007

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS	December 31,
2006
CURRENT ASSETS
Cash	$203,169
Prepaid expenses	26,348
Total Current Assets	229,517

FIXED ASSETS
Laboratory equipment	500,941
Furniture and fixtures	90,896
Total	591,837
Less accumulated depreciation	(444,194)
Fixed assets - net	147,643

OTHER ASSET, Deposit	11,500

TOTAL ASSETS	$388,660

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$316,358
Accrued liabilities	383,882
Notes payable-related parties	540,000
Total Current Liabilities	1,240,240

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, none outstanding	-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 25,199,353 shares outstanding	2,520
Additional paid-in capital	35,273,117
Deficit accumulated during development stage	(36,127,217)
Total stockholders’ deficiency	(851,580)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$388,660

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2006	For The Year Ended December 31, 2005	For the Period From July 25, 2001 (Inception) To December 31, 2006

Revenues	$-	$-	$-

Expenses
Marketing expense	2,791,150	2,170,077	4,961,226
General and administrative expense	5,172,838	1,643,056	9,761,472
Research and development costs	4,857,188	4,074,872	17,103,393
Impairment of BEST system	-	3,157,111	3,157,111
Depreciation	116,072	103,612	444,194
Interest expense	157,851	-	249,821
Merger related costs	-	450,000	450,000
Total Expenses	13,095,099	11,598,728	36,127,217

NET LOSS	$(13,095,099)	$(11,598,728)	$(36,127,217)

Loss per Share, basic and diluted	$(0.54)	$(0.55)

Weighted average shares, basic and diluted	24,094,530	20,961,181

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO DECEMBER 31, 2006
	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ (Deficiency)
	Shares	Amount	Capital	Stage	Equity
Issuance to founders at inception, at par	10,333,333	$1,033	$(1,002)	$	$31
Sales of stock for cash	298,706	30	154,008		154,038
Premium on preferred stock			(200,800)		(200,800)
Net loss				(957,269)	(957,269)
Balance, December 31,2001	10,632,039	1,063	(47,794)	(957,269)	(1,004,000)
Sales of stock for cash	4,848,575	485	4,308,374		4,308,859
Premium on preferred stock			(12,500)		(12,500)
Net loss				(3,584,307)	(3,584,307)
Balance, December 31, 2002	15,480,614	1,548	4,248,080	(4,541,576)	(291,948)
Sales of stock for cash	2,155,353	216	3,865,864		3,866,080
Premium on preferred stock			(291,800)		(291,800)
Net loss				(4,265,029)	(4,265,029)
Balance, December 31, 2003	17,635,967	1,764	7,822,144	(8,806,605)	(982,697)
Sales of stock for cash	1,199,081	120	4,434,772		4,434,892
Premium on preferred stock			(37,501)		(37,501)
Fair value of warrants issued for services			3,400		3,400
Net loss				(2,626,785)	(2,626,785)
Balance, December 31, 2004	18,835,048	1,884	12,222,815	(11,433,390)	791,309
Sales of stock for cash	1,732,220	173	7,943,948		7,944,121
Premium on preferred stock			(271,123)		(271,123)
Fair value of warrants issued for services			21,825		21,825
Fair value of stock issued for services	82,598	8	371,683		371,691
Conversion of preferred stock	2,400,540	240	2,938,879		2,939,119
Stock transferred in consummation of merger	100,000	10			10
Stock issued for merger related costs	100,000	10	449,990		450,000
Stock issued to round up split	1,369				-
Stock issued for media contract	244,444	24	1,099,976		1,100,000
Net loss				(11,598,728)	(11,598,728)
Balance, December 31, 2005	23,496,219	2,349	24,777,993	(23,032,118)	1,748,224
Sales of stock for cash	724,958	73	3,111,338		3,111,411
Stock issued for services	37,065	4	166,782		166,786
Fair value of stock issued to consultants	155,000	15	697,485		697,500
Fair value of stock issued to employees	375,000	38	1,687,462		1,687,500
Fair value of stock issued for media contract	411,111	41	1,849,959		1,850,000
Fair value of warrants issued			2,982,098		2,982,098
Net loss				(13,095,099)	(13,095,099)
Balance, December 31,2006	25,199,353	$2,520	$35,273,117	$(36,127,217)	$(851,580)

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2006	For The Year Ended December 31, 2005	For The Period From July 25, 2001 (Inception) To December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(13,095,099)	$(11,598,728)	$(36,127,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	116,072	103,612	444,194
Impairment of BEST system	-	3,157,111	3,157,111
Merger related costs	-	450,000	450,000
Fair value of warrants issued for services	2,982,098	21,825	3,007,323
Fair value of stock issued for services	166,786	371,691	538,477
Fair value of incentive plan grants	2,385,000		2,385,000
Fair value of stock issued for media services	1,850,000	1,100,000	2,950,000
Changes in assets and liabilities:
Change in prepaid expenses	125,672	100,099	(26,348)
Change in current liabilities	372,439	(5,743)	700,240
Cash used in Operating Activities	(5,097,032)	(6,300,133)	(22,521,220)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Increase in BEST system			(3,157,111)
Increase in fixed assets	(22,910)	(50,867)	(591,837)
Increase in deposits	-	(2,500)	(11,500)
Cash used in Investing Activities	(22,910)	(53,367)	(3,760,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	740,000	-	740,000
Principal payments on notes payable - related parties	(200,000)	-	(200,000)
Sale of redeemable Series A preferred stock -net	-	(45,000)	2,125,405
Sale of common stock	3,111,411	7,944,121	23,819,432
Net Cash Provided By Financing Activities	3,651,411	7,899,121	26,484,837

(DECREASE) INCREASE IN CASH	(1,468,531)	1,545,621	203,169

CASH - BEGINNING OF PERIOD	1,671,700	126,079	-

CASH - END OF PERIOD	$203,169	$1,671,700	$203,169

SUPPLEMENTAL DISCLOSURES
Interest included in operating activities	$2,000	$-	$93,970

Noncash financing transactions
Accretion of redemption value of preferred stock	$-	$271,118	$813,719
Conversion of Series A preferred stock to common stock	$-	$2,939,119	$2,939,119
Stock transferred in consummation of merger	$-	$10	$10

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

1. Description and nature of the business, organization and basis of presentation

Global Food Technologies, Inc. (“the Company, “we” or “us”) is a biotechnology company focused on food safety processes for the food processing industry. The Company is dedicated to using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood, poultry and meat, and to make those products safer for human consumption. We have applied the research and technology developed over the prior four years into the “BEST” food processing system. We have had no revenues to date and thus continue operations in the development stage. We have developed the iPura™  brand for the food processed by our technology and are now referring to the “BEST” system as the iPura™  “Food Processing System”. Our ability to generate revenue from the iPura™ system will depend, among other things, on our ability to demonstrate the merits of the iPura™ system and develop markets and alliances to penetrate those markets. The Company’s fiscal year end is December 31.

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

Going concern

We are currently a development stage enterprise. All loses accumulated since the inception of business has been considered as part of our development stage activities.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, we have been engaged in product development and pre-operational activities. No revenue has been generated and we have incurred accumulated losses and used cash in operations of $36,127,217 and $22,521,220 as of December 31, 2006. Continuation of our existence is dependant on our ability to raise additional capital and achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The sole source of cash has been the sale of its equity to investors. Although we expect to generate revenue from installing and operating iPura™ the food processing systems within the next 12 months, any funds generated from installing and operating our iPura™ food processing systems during fiscal year 2007 are not expected to cover all of our operating expenses. In addition to cash in hand as of December 31, 2006, we believe that we will need approximately $7 million to cover operating expenses during the next twelve months, including costs for the construction of two iPura™ food processing systems. We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits.

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

iPura™ (formerly the “BEST”) Seafood Processing System - The iPura™ Seafood Processing System, the physical embodiment of our food processing technology, was completed, tested and available for commercial application (in a previous generation design) in 2005 and was capitalized at a construction cost of $3,157,111. Design, testing and support costs involved were expensed. In 2005, mechanical and software upgrades were implemented to optimize the mechanical process. The improvements were so substantial that this prior model was deemed inappropriate for installation in a customer’s processing facility. As a result, the Company recorded an asset impairment charge of $3,157,111 for the year ended December 31, 2005. A new model is being constructed with increased capacity and simplified operating and maintenance parameters. Design, testing and support costs incurred on this model through December 31, 2006 have been included in research and development costs.

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

Long-lived Assets - We account for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the long lived assets are to be held and reviewed for events or changes on circumstances that indicate that their carrying value may not be recoverable. We periodically review the carrying value of long lived assets to determine whether or not an impairment to such value has incurred. The iPura™ Seafood Processing System asset was physically reconfigured for operational efficiency in 2005. The total capitalized cost of the iPura™ Seafood Processing System was considered impaired in 2005 and the Company recorded an asset impairment charge of $3,157,111 for the year ended December 31, 2005. No other impairments were recorded during the period from June 25, 2001 (the date of Tech’s inception) through December 31, 2006.

Concentration of Credit Risk - We place our cash with high quality financial institutions, and at times may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit.

Income Taxes - We account for income taxes under the SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits due to our not having any material operations for the period ending December 31, 2006 and 2005.

Fair Value of Financial Instruments - The carrying amounts of our financial instruments, including cash, accounts payable and accrued liabilities, approximate their fair value as of December 31, 2006 and 2005.

Advertising Expenses - Advertising costs are expensed currently as they are billed from vendors. Advertising expenses included in marketing expenses were $50,597 in 2006 and $144,995 in 2005.

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

The 3,804,458 stock purchase warrants outstanding at December 31, 2006 were not listed in the computation of loss per share as their effect would be antidilutive.

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

3. Notes payable - related parties

On April 3, 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at eight percent (8%) per annum plus an additional five points, or $17,500, which was recorded as interest expense. The loan is secured by all assets, including any intellectual assets, of the Company. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $49,245 based upon a Black-Scholes option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 4.8%, an expected term of 2 years, and 0% dividend yield. The $49,245 was recorded as additional interest expense In July 2006, $100,000 of principal was repaid, leaving a balance of $250,000 that is currently past due. The loan is currently in default and the Company is negotiating an extension of this note. The loan is guaranteed by the President of the Company and a Director of the Company who was also the former Chief Technology Officer of the Company

In April and May of 2006, we arranged three loans aggregating $290,000 from a Director of the Company. Two loans aggregating $190,000 are demand loans. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. The loans bear interest of 8% plus an additional five points, aggregating $14,500, due at maturity, which was expensed as additional interest expense in 2006. Additional consideration for the 3 loans was approved by the Board in August 2006, in the form of warrants to purchase 29,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $40,803 based upon a Black-Scholes option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 4.8%, an expected term of 2 years, and 0% dividend yield. The $40,803 was recorded as additional interest expense In August 2006 another loan for $100,000 was made for 90 days from the Director’s IRA account at 8% interest and no additional consideration. The loan was extended in November 2006 for an additional six months maturing in May 2007. In May 2007, the loan was further extended to November, 2007. The three loans are unsecured.

4. Redeemable Preferred Stock

We are authorized to issue Twenty Million (20,000,000) shares of Preferred Stock with a par value of $.0001. In 2001, Eight Million (8,000,000) were designated “Series A” Preferred Stock and 2,440,540 shares were sold for cash to investors at prices ranging from $0.75 to $4.50 per share through 2005, and such shares were outstanding at December 31, 2004. During 2005, 40,000 shares were redeemed for $45,000 cash and 2,400,540 shares were converted into 2,400,540 shares of our Common Stock. All shares were redeemed during 2005, and there was no Preferred Stock outstanding as of December 31, 2006 or 2005.

The redemption feature required a demand by a shareholder of Series A Preferred Stock of sixty (60) days notice prior to the end of the calendar year for all or a portion of the Series A Preferred Stock held at redemption premiums of 125% in 2004, 150% in 2005 and 175% in 2006.

We accreted the redemption value over the period on a straight-line basis with a charge to additional paid in capital and a credit to redeemable Series A Preferred Stock. The Series A Preferred Stock was originally classified as a liability and not in Stockholders’ equity on our historical balance sheets prior to the acquisition and merger discussed in Note 1. The Series A Preferred Stock transactions are set forth in the following table:

Fiscal Year		Sale proceeds	Redemption Premium	Series A Preferred Shares Outstanding
2001	Sale at $.75 per share	$ 803,200	$ 200,800	1,070,933
2002	Sale at $.75 per share	$ 50,000	$ 12,500	66,667
2003	Sale at $.93 per share	$ 1,167,205	$ 291,800	1,269,607
2005	Sale at $4.50 per share	$ 150,000	$ 37,501	33,333
	Balance, December, 31 2005	$ 2,170,405	$ 542,601	2,440,540
2005	Accretion		$ 271,123
2005	Redemption by estate	$ (30,000)	$ (15,000)	(40,000)
2005	Conversion	$ (2,140,405)	$ (798,724)	(2,400,540)
	Balance September 30, 2005	$ 0	$ 0	0

5. Shareholders’ Equity

At December 31, 2006 our authorized capital consists of One Hundred Twenty Million (120,000,000) shares consisting of Common Stock in the amount of One Hundred Million (100,000,000) shares, $0.0001 par value and Preferred Stock in the amount of Twenty Million (20,000,000) shares, $0.0001 par value.

Stock Issuances. BAC was initially capitalized with the issuance of 100,000 shares of Common Stock to the founder in 1999. Tech, our accounting acquirer, periodically sold stock to fund operations since inception. The initial capitalization of Tech involved the issuance of 10,333,333 shares Common Stock to its founders in 2001. Through December 31, 2006, shares of Common and Series A Preferred Stock were sold in various offerings resulting in 13,359,433 shares being issued for cash with total net proceeds of $25,944,837.

On April 5, 2006, we commenced a private placement of our securities to accredited investors in conformity with Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consists of 500,000 units, each consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock for a maximum offering price of $4,500,000. In May 2006, we met with a group of current stockholders in London, England in conjunction with the Brussels Seafood Show. Certain shareholders expressed an interest in adding to their investment without solicitation and sales of common stock were made at a price of $4.50 per share and were conducted under the provisions of Regulation S.  Subsequently, a sponsor of other groups of foreign investors expressed an interest in promoting investors and a presentation was made twice in Mexico to investors qualified under Regulation S of the Securities Act of 1933, as amended, and securities were sold at the price of $4.50 per share with a warrant premium which varied at the time of investment.

A total of 724,958 shares of common stock and 236,095 warrants to purchase common stock were issued in the private placements for total proceeds of $3,111,411, net of costs and commissions of $150,900. Costs and commissions included $86,130 of commissions, the issuance of 22,028 warrants to purchase common shares at $5.00 per share for a term of two years with a fair value of $27,088, ,the issuance of 3,000 shares of common stock with a fair value of $13,500, and $22,115 of stock issue costs. An additional 37,065 shares of Common Stock were issued to employees and consultants for services and were recorded at the fair market value of $166,786. Also see Note 7 for 411,111 shares of Common Stock issued for a media agreement.

Stock Incentive Plan. In November 2006, we adopted a stock incentive plan to incentivize employees and consultants with awards of securities including stock options, stock appreciation rights and restricted stock grants. There are a maximum of 3,000,000 shares of Common Stock subject to award under the plan and the awards must be made at fair market value at the date of the award. We awarded grants of 530,000 shares of restricted stock to 26 individuals upon adoption of the Plan, valued them at $4.50 per share and recorded a compensation expense of $2,385,000 in the fourth quarter of 2006. The shares become fully vested upon registration of the shares with the Securities and Exchange Commission or upon the development of a listing in a market initiated by us.

Warrants. At December 31, 2005, we had issued 2,122,335 warrants, exercisable from 2 to 5 years at $4.50 to $5.70, in conjunction with sales of common stock. We continued this practice in 2006 and as of December 31, 2006, had issued an additional 236,095 warrants exercisable at $4.50 for 2 years in connection with our equity offerings. In 2005, warrants to acquire 266,666 shares at $4.50 were issued for services valued at $78,266, of which $48,220 was amortized to expense in 2006. During 2006, 1,446,028 warrants were issued for services, interest on short term loans and relating to fund raising efforts, all of these warrants are exercisable at $5.00 per share. A total of 22,028 warrants, exercisable for two years, were issued for fund raising activities. A total of 1,360,000 warrants were issued to 13 individual consultants, employees and directors for management services, and are exercisable for 5 years. The fair value of all of the warrants issued in 2006 aggregated $2,928,256, of which $27,088 was considered a cost of fund raising and the remaining $2,901,168 was charged to operations. The Company used a Black-Scholes pricing model with the following assumptions to determine the fair value of the warrants: expected volatility of 50%, a risk-free interest rate of 4.6%, an expected term of 5 years, and 0% dividend yield. No warrants have been exercised. At December 31, 2006, there were 3,804,458 warrants outstanding. See Note 3 for 64,000 warrants issued as additional interest on notes payable.

At December 31, 2006, warrants outstanding were as follows:
	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at January 1, 2005	1,348,847	$5.50
Warrants granted	773,488	4.50
Warrants expired	-	-
Warrants outstanding at December 31, 2005	2,122,335	5.15
Warrants granted	1,682,123	4.98
Warrants expired	-	-

Warrants outstanding at December 31, 2006	3,804,458	$5.08

The following table summarizes information about warrants outstanding at December 31, 2006:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price
1,148,847	$5.70	2008-2010	$5.70
706,823	$4.50	2008	$4.50
258,122	$5.00	2008	$5.00
66,666	$4.50	2010	$4.50
1,360,000	$5.00	2011	$5.00
64,000	$4.50	(1)	$4.50
200,000	$4.50	(2)	$4.50

(1)	Expires two years after repayment of principal on notes giving rise to the warrants
(2)	Warrants expire 2 years after commencement of trading of common shares

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

In June 2003, Tech relocated its scientific and engineering office from the manufacturing facility to a separate building. The building is owned by Mark Terry and Keith Meeks, who were two of Tech’s founders and officers, in the name of K&M Holdings LLC. The rental arrangement was on a month-to-month basis in the amount of $1,398 per month, which we believe represents the fair market rent. Pursuant to the Transaction, we assumed the lease for this facility. In July 2006, the engineering office was relocated, the building vacated and the rental arrangement was terminated

In November 2005, Tech established an office in Newport Beach, California, to provide space for its Chief Financial Officer. Mike Rubel and Stephen J. Fryer personally leased office space co-located with Grant Bettingen Inc., our former investment banking firm, and allocated and rented space to Tech, Grant Bettingen Inc. and three other tenants. Pursuant to an oral agreement, the rental of the space is on a month-to-month basis at an initial rate of $790 per month. In July 2006 an additional office for engineering staff was rented, and the rental was increased to $2,100 per month. Mr. Fryer is our Director and our former interim Chief Executive Officer.

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

In September 2005, we retained SC Capital Partners LLC (SCCP) to provide advisory services and transaction assistance on corporate matters, financing transactions and merger and acquisition transactions for a period of one year. A monthly retainer of $6,000 and reasonable expense reimbursement is included. The agreement included fees of 3% for assistance in raising sub-debt mezzanine financing, 10% cash and 10% warrants and 3% non-accountable expenses for assistance in raising equity capital. Our former interim CEO and a current member of our Board of Directors is a principal of SCCP. The retainer was paid for the duration of the contract and a total fee of $18,260 for raising equity capital was accrued in 2006 and paid in January 2007. This arrangement has expired.

7. Media Agreement

On September 30, 2005, we entered into a three year contract for media production and distribution services with Global Media Fund, LLC, which will provide nationally syndicated newspaper and radio features about us, our BEST food processing systems and food safety issues to 10,000 newspapers and 6,000 radio stations. The total cost for the contract is $4,500,000. The Company agreed to pay (i) $2,250,000 in cash or unrestricted common stock of the Company and (ii) $2,250,000 in shares of restricted common stock of Company. The $2,250,000 payable in shares of restricted common stock are to be paid in shares valued at 90% of market price at the time of issuance (but not less than the market price of the unrestricted shares) in 12 quarterly installments which began in January 2006. The maximum share commitment for restricted shares at the minimum price is 500,000 shares. The contract can be cancelled at any time with no obligation to continue the quarterly payments.

In 2005, the Company paid $50,000 pursuant to the media agreement. In addition, the Company issued 244,444 shares of unrestricted stock valued $4.50 per share, for a total of $1,100,000. In 2005, there were no restricted shares issued. The value of the shares of commons stock of $1,100,000 was charged to marketing expense at the date the common shares were issued.

In 2006, 244,444 shares of unrestricted common stock, valued at $4.50 per share, or $1,100,000, and 166,667 shares of restricted common stock, valued at $4.50 per share, or $750,000, were issued pursuant to the media agreement. The total of $1,850,000 was charged to marketing expense at the date the common shares were issued.

8. Commitments

Operating Leases - We lease our research and development laboratory & manufacturing facility premises located in Pocatello, Idaho and have leased three automobiles for three officers. Lease payments were made on these leases and a minor office equipment lease of $165,353 in 2006 and $102,799 in 2005. Future minimum lease payments required on these non-cancelable operating leases are as follows:

Year ended December 31,	Amount
2007		$149,686
2008		67,044
2009		13,744
2010		4,020
	$	$ 234,499

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

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets at December 31, 2006 and 2005 as follows:

	2006	2005
Net operating loss carry forward	$18,334,084	$7,123,354
Less valuation allowance	$(18,334,084)	$(7,123,354)
Net deferred tax asset	$-	$-

The Company has provided a 100% valuation allowance as it cannot determine that it is more likely than not that it will realize the deferred tax assets.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Tax expense at the U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0%	34.0%
Effective income tax rate	-%	-%

10. Subsequent Events

Common Stock continues to be issued in accordance with the Media Agreement described in Note 7. On each of January 1, 2007 and April 1, 2007, 41,667 shares were issued as the fifth and sixth of twelve installments of the quarterly commitment.

The Company continues to sell its common shares in reference to its April 5, 2006 private placement of its securities to accredited investors in conformity with Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consists of 500,000 units, each consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock for a maximum offering price of $4,500,000. This offering has been modified to change the warrant coverage periodically. In addition, we continue to sell Common Stock to non-US persons in Regulation S offerings to investors residing in foreign countries. During the period January 1, 2007 through June 27, 2007, the Company sold 494,959 shares of its common stock for total proceeds of $2,230,278.

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