Form 10QSB
period 2007-03-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2008-05-15
CIK 1122108

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from____________ to _____________

Commission file number 000-31385

GLOBAL FOOD TECHNOLOGIES, INC.
(Exact name of registrant as specified in charter)

Delaware	52-2257546
(State incorporation) Identification No.)	(IRS Employer

113 Court Street, Hanford, California	93230
(Address of principal executive offices)	(zip code)

559-589-0100
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether registrant is a shell company Yes ☐ No ☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of February 29, 2008
Common stock, par value $0.0001	27,506,467

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3

Condensed balance sheet as of March 31, 2007 - (unaudited)	3

Condensed statements of operations for the three months ended March 31, 2007 and 2006 and the period from July 25, 2001 (Inception) to March 31, 2007 - (unaudited)	4

Condensed statement of stockholders' deficit for the period from July 25, 2001 (Inception) to March 31, 2007 - (unaudited)	5

Condensed statements of cash flows for the three months ended March 31, 2007 and 2006 and the period from July 25, 2001 (Inception) to March 31, 2007 - (unaudited)	6

Notes to condensed financial statements - (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	10
ITEM 3. CONTROLS AND PROCEDURES	16

PART II - OTHER INFORMATION	17

ITEM 1. LEGAL PROCEEDINGS	17
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	17
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
ITEM 5. OTHER INFORMATION	18
ITEM 6. EXHIBITS	19

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
 (Unaudited)

March 31, 2007
ASSETS
Current Assets
Prepaid expenses	$50,970
Total Current Assets	50,970

Fixed Assets - net	118,051

Other Asset	11,500

TOTAL ASSETS	$180,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$48,853
Accounts payable	339,976
Accrued liabilities	385,613
Notes payable - related parties	540,000
Total Current Liabilities	1,314,442

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none outstanding	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 25,634,336 shares issued and outstanding	2,563
Additional paid-in capital	37,483,756
Deficit accumulated during the development stage	(38,620,240)
Total Stockholders’ Deficit	(1,133,921)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$180,521

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		The Period From July 25, 2001 (Inception) To March 31,
	2007	2006	2007

Revenues	$-	$-	$-

Expenses
Marketing	610,282	768,012	5,571,507
General and administrative	1,254,208	436,956	11,015,680
Research and development	588,141	1,071,853	17,691,534
Depreciation	29,592	27,465	473,787
Interest	10,800	-	260,621
Asset impairment	-	-	3,157,111
Merger related costs	-	-	450,000
Total Expenses	2,493,023	2,304,286	38,620,240

NET LOSS	$(2,493,023)	$(2,304,286) $	(38,620,240)

Loss per share, basic and diluted	$(0.10)	$(0.10)

Weighted average shares, basic and diluted	25,416,845	23,622,577

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO MARCH 31, 2007
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the	Total Stockholders’
	Shares	Amount	Capital	Development Stage	Deficit
Issuance to founders at inception, at par	10,333,333	$1,033	$(1,002)	$-	$31
Sales of stock for cash	298,706	30	154,008	-	154,038
Premium on preferred stock	-	-	(200,800)	-	(200,800)
Net loss	-	-	-	(957,269)	(957,269)
Balance, December 31, 2001	10,632,039	1,063	(47,794)	(957,269)	(1,004,000)
Sales of stock for cash	4,848,575	485	4,308,374	-	4,308,859
Premium on preferred stock	-	-	(12,500)	-	(12,500)
Net loss	-	-	-	(3,584,307)	(3,584,307)
Balance, December 31, 2002	15,480,614	1,548	4,248,080	(4,541,576)	(291,948)
Sales of stock for cash	2,155,353	216	3,865,864	-	3,866,080
Premium on preferred stock	-	-	(291,800)	-	(291,800)
Net loss	-	-	-	(4,265,029)	(4,265,029)
Balance, December 31, 2003	17,635,967	1,764	7,822,144	(8,806,605)	(982,697)
Sales of stock for cash	1,199,081	120	4,434,772	-	4,434,892
Premium on preferred stock	-	-	(37,501)	-	(37,501)
Fair value of warrants issued for services	-	-	3,400	-	3,400
Net loss	-	-	-	(2,626,785)	(2,626,785)
Balance, December 31, 2004	18,835,048	1,884	12,222,815	(11,433,390)	791,309
Sales of stock for cash	1,732,220	173	7,943,948	-	7,944,121
Premium on preferred stock	-	-	(271,123)	-	(271,123)
Fair value of warrants issued for services	-	-	21,825	-	21,825
Fair value of stock issued for services	82,598	8	371,683	-	371,691
Conversion of preferred stock	2,400,540	240	2,938,879	-	2,939,119
Stock transferred in consummation of merger	100,000	10	-	-	10
Stock issued for merger related costs	100,000	10	449,990	-	450,000
Stock issued to round up split	1,369	-	-	-	-
Stock issued for media contract	244,444	24	1,099,976	-	1,100,000
Net loss	-	-	-	(11,598,728)	(11,598,728)
Balance, December 31, 2005	23,496,219	2,349	24,777,993	(23,032,118)	1,748,224
Sales of stock for cash	724,958	73	3,111,338	-	3,111,411
Stock issued for services	37,065	4	166,782	-	166,786
Fair value of incentive stock issued	530,000	53	2,384,947	-	2,385,000
Stock issued for media contract	411,111	41	1,849,959	-	1,850,000
Fair value of warrants issued	-	-	2,982,098	-	2,982,098
Net loss	-	-	-	(13,095,099)	(13,095,099)
Balance December 31, 2006	25,199,353	2,520	35,273,117	(36,127,217)	(851,580)
Sales of stock for cash	213,883	21	905,066	-	905,087
Stock issued for services	134,433	13	604,934	-	604,947
Fair value of incentive stock issued	45,000	5	202,495	-	202,500
Stock issued for media contract	41,667	4	187,496	-	187,500
Fair value of warrants issued	-	-	310,648	-	310,648
Net loss	-	-	-	(2,493,023)	(2,493,023)
Balance, March 31, 2007	25,634,336	$2,563	$37,483,756	$(38,620,240)	$(1,133,921)

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,		The Period From July 25, 2001 (Inception) To March 31, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,493,023)	$(2,304,286)	$(38,620,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,592	27,465	473,786
Fair value of warrants issued for services	310,648	14,467	3,317,975
Fair value of stock issued for services	604,947	-	1,143,424
Fair value of incentive plan grants	202,500	-	2,587,500
Fair value of stock issued for media services	187,500	554,168	3,137,500
Impairment of BEST system	-	-	3,157,111
Merger related costs	-	-	450,000
Changes in assets and liabilities:
Prepaid expenses	(24,622)	1,464	(50,970)
Increase in other assets	-	-	(11,500)
Bank overdraft, accounts payable and accrued liabilities	74,202	75,030	774,438

Cash used in operating activities	(1,108,256)	(1,631,692)	(23,640,976)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of BEST system	-	-	(3,157,111)
Acquisition of fixed assets	-	-	(591,837)

Net cash used in investing activities	-	-	(3,748,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for notes payable - related parties	-	-	740,000
Principal payments on notes payable - related parties	-	-	(200,000)
Sale of common stock	905,087	-	24,724,519
Sale of redeemable Series A preferred stock - net	-	-	2,125,405

Net Cash provided by financing activities	905,087	-	27,389,924

DECREASE IN CASH	(203,169)	(1,631,692)	-

CASH – BEGINNING OF PERIOD	203,169	1,671,700	-

CASH – END OF PERIOD	$-	$40,008	$-

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-	$93,970
Non-cash financing transactions:
Conversion of redeemable preferred stock	$-	$-	$2,939,119
Accretion of redemption value of preferred stock	$-	$-	$813,719
Stock transferred in consummation of merger	$-	$-	$10

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

1. Description and nature of the business, organization and basis of presentation

Global Food Technologies, Inc. (the “Company”, “we” or “us”) is a biotechnology company focused on the development of food safety processes for the food processing industry by using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood and to make those products safer for human consumption. The Company has developed a process using its developed technology called the “iPura™ Food Processing System”. The Company’s ability to generate revenue will depend, among other things, on its ability to demonstrate the merits of the iPura™ system as well as brand development and establishing alliances with suppliers and vendors. The Company has not generated revenues to date and continues to operate as a development stage entity.

Organization

Prior to August 2005, the Company was a public “shell” company and the Company’s assets were held, and operations conducted by, an unrelated private company. In August 2005, the Company completed an asset purchase transaction and the former shell became the operating and publicly reporting company, with the private entity becoming the Company’s parent and majority stockholder. The Company’s stock is not listed on any exchange or the Over-the-Counter Bulletin Board. The shareholders of the public shell company obtained approximately 1% of the common stock of the post-transaction publicly reporting Company.

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities. No revenue has been generated to date and the Company has accumulated losses totaling $38,620,240 and negative cash flows from operations of $23,640,976 from inception to date through March 31, 2007 and has negative working capital. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, begin earning revenue and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company has not generated any revenues from its principal operations, and there is no assurance of future revenues.

iPura™ (formerly the “BEST”) Seafood Processing System - The iPura™ Seafood Processing System, the physical embodiment of our food processing technology, was completed, tested and available for commercial application (in a previous generation design) in 2005 and was capitalized at a construction cost of $3,157,111. Design, testing and support costs involved were expensed. In 2005, mechanical and software upgrades were implemented to optimize the mechanical process. The improvements were so substantial that this prior model was deemed inappropriate for installation in a customer’s processing facility. As a result, the Company recorded an asset impairment charge of $3,157,111 for the year ended December 31, 2005. A new model is being constructed with increased capacity and simplified operating and maintenance parameters. Design, testing and support costs incurred on this model have been included in research and development costs.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Amended Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006, filed with the SEC on August 2, 2007. The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period.

Accounting policies

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per share - Loss per share was computed using the weighted average number of shares of common stock equivalents outstanding during the period. Stock purchase warrants were not used in the computation as their effect would be antidilutive.

Stock-based compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption. The initial adoption of this standard had no effect on the Company’s financial statements.

Shares, warrants and options issued to non-employees for services are accounted for in accordance with SFAS No. 123R and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services” whereby the fair value of such option and warrant grants is determined using the Black-Scholes Model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

2. Stockholders’ Deficit

Stock Issuances. We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations. Through December 31, 2005, common and preferred stock were sold in various offerings resulting in 12,634,475 shares being issued for cash with total net proceeds of $22,833,426.

In 2006, we commenced a private placement of our securities to accredited investors in conformity with Rule 506 of Regulation D of the Securities Act of 1933, as amended. The initial form of offering consisted of 500,000 units, each consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock for a maximum offering price of $4,500,000. Subsequently, the offering has been modified to include more or less warrants but the selling price remained constant at $4.50 per share or per unit. In addition, we have conducted offshore sales of common stock at a purchase price of $4.50 per share, plus warrants that varied from time to time, pursuant to Regulation S of the Securities Act of 1933, as amended.

In the three months ended March 31, 2007, a total of 213,883 shares of common stock and 40,501 warrants to purchase common stock were issued in private placements for total proceeds of $905,087, net of commissions of $57,350. All stock and unit sales were at $4.50 per share or unit.

In the three months ended March 31, 2007, a total of 179,433 shares of common stock and 151,839 warrants to purchase common stock were issued for services, of which 134,433 shares were issued as compensation to consultants and 45,000 shares were issued to employees under our 2006 Stock Incentive Plan. All such shares of common stock vested immediately upon issuance. Related expense of approximately $807,500 was recorded as operating expenses in the period ended March 31, 2007.

Media Agreement. On September 30, 2005, we entered into a three year contract for media production and distribution services with Global Media Fund, LLC, which will provide nationally syndicated newspaper and radio features about us, our BEST food processing systems and food safety issues to 10,000 newspapers and 6,000 radio stations. The total cost for the contract is $4,500,000. The Company agreed to pay (i) $2,250,000 in cash or common stock in the first year of the contract and $2,250,000 in shares of restricted common stock in 12 quarterly installments which began in January 2006. During the three months ended March 31, 2007, and in accordance with the media agreement, 41,667 shares of common stock valued at $187,500 were issued and charged to marketing expense at the date the common shares were issued.

Warrants. At December 31, 2006, there were 3,804,458 warrants outstanding. In the three months ended March 31, 2007 an additional 192,340 warrants were issued, of which 40,501 were issued in conjunction with sales of common stock (as noted above) and 151,839 were issued as compensation for services. There are 3,996,798 warrants outstanding as of March 31, 2007.

3. Subsequent Events

During the subsequent nine months ended December 31, 2007, an additional 125,001 shares of common stock were issued under the media agreement with Global Media Fund, LLC.

During the subsequent nine months ended December 31, 2007, an additional 1,059,822 shares of common stock and 525,021 warrants to purchase common stock were issued in private placements for total proceeds of $4,572,277, net of commissions of $196,878. All stock and unit sales were at $4.50 per share or unit.

During subsequent nine months ended December 31, 2007, a total of 488,722 shares of common stock were issued for services, 73,722 shares as compensation to consultants and 415,000 shares to employees under our 2006 Stock Incentive Plan.

In August 2007, we relocated our science and engineering staff from Pocatello, Idaho to Hanford, California. We terminated all commitments in Idaho and leased an approximately 15,000 square foot warehouse in which to operate our engineering activities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following presentation of Management’s Plan of Operation has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made below in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here.

Plan of Operation

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our BEST Seafood Processing System. The BEST Seafood Processing System has been re-branded as the iPura™ System and we believe is ready for market introduction as the embodiment of The iPura™ Food Safety Program, although our other prospective products still require additional research and development, and some customization of the iPura™ system will be required for each specific on-site installation. As of March 31, 2007, we have not generated any revenues and we have incurred accumulated losses of $38,620,240 and negative operating cash flows of $23,640,976. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Production has commenced on one unit of the current generation of the iPura™ system, including the material handling components necessary for processing salmon, which we intend to use for a commercial installation with a customer in Chile. We are continuing development of a modified iPura system for the processing of more dense seafood including tilapia and shrimp.

GFT began promoting the iPura™ label through industry trade shows, trade publications, workshops, seminars, invited speaking engagements, and meetings sponsored on our behalf by various governmental agencies and industry trade associations. The Company is executing its marketing strategy by promoting the iPura™ brand to food processors and industry associations as the world’s first food safety label. In 2008, we expect to begin marketing the iPura™ brand to consumers. The iPura™ seal is anchored with a descriptive and lasting slogan: “The Highest Standard in Food Safety™”.

•   The science and marketing connect well with world food safety issues.
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
We plan to promote the iPuraTM brand utilizing an extensive media and educational campaign focusing on the health and economic benefits of iPura™ treated products and the increased profit margins available to the entire distribution chain. GFT has entered into a media-buying agreement, financed with common stock, with Global Media Fund LLC. The agenda includes regular distribution of feature articles in the U.S. to over 10,000 newspapers, news, wire services, and radio spots to more than 6,000 radio stations, over a 36-month period, with a total advertising rate value of $54 million. GFT’s pull through marketing campaign will begin with “Ask your grocer for iPura™”. Food safety is public health news and we anticipate that the iPura™ food safety brand will be publicized as news in media across the globe.

Initially, we have targeted three major seafood markets: Chile, Vietnam, and China. Each is among the world’s top 10 seafood exporting markets and potential customers, as well as certain government agencies in each country have expressed interest in installing iPura™ systems. With the official sponsorship of government and industry associations, GFT has presented to hundreds of processors in these countries, and is ready to negotiate contracts with large volume processors as soon as growth capital is secured and our anticipated first installation in Chile is successfully completed. GFT anticipates expanding into other large seafood producing countries such as Norway, Thailand, India, Canada, and the United States in phase two. Seafood is expected to be followed by poultry and pork, (although no significant research and development has yet been conducted on poultry or pork), with plans to develop a system for meat and possibly other food products marketed under the iPura™ label in the future. As of the date of this Report, we have not entered into any definitive contracts with customers for our iPura™ system.

GFT has established itself in three of the world’s largest seafood exporting countries: Vietnam, Chile, and China. GFT believes that it was successful in executing a top down strategy that began at the respective country’s governmental level of The Ministry of Agriculture / Department of Agriculture; these meetings resulted in introductions to the Ministry of Fisheries / Department of Fisheries, which led to introductions with governmental food regulatory agencies and referrals by these public entities to the Seafood Processing Associations. All were briefed on the iPura™ Food Safety Program and the economic value proposition were explained.

During the next 12 months, we intend to begin marketing to consumers and to continue marketing efforts to processors and industry associations to create awareness of our iPura™ brand, the iPura™ Seafood Processing System and other food processing technologies.

We also intend to participate in the following industry conferences:

•	Institute of Food Technologists Expo
•	Food Marketing Institute Annual Business Conference
•	Food Safety Conference (International Association for Food Protection)
•	National Food Policy Conference

We had no debt other than trade indebtedness in the ordinary course of business and short term loans of $540,000 from a Director and a shareholder. Based on our cash balance as of the date of this report, we estimate that we will need to raise significant additional capital to cover our operating costs in the future and to build additional units of The iPura™ System. If additional units are required to meet customer demand, we will need to raise additional funds. Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding. We are exploring commercial and joint venture financing opportunities and relationships with potential processor/customers with sale and lease-back arrangements.

We believe that we have adequate plant capabilities and capacity and sufficient qualified personnel to achieve our planned operations, although we do anticipate an investment in additional research and laboratory facilities to meet any accelerated or new product support requirements. In addition, an increase in the number of units of the iPura™ System produced and installed beyond the next two units will likely require additional outsourcing of fabrication, integration and installation of the units. We will add non-technical support personnel as required to manage the increase in administrative activity.

Revenues

Since our inception, we have not had any revenues from operations and have operated mainly as a research and development company. We are classified as a “Development Stage Company” under accounting principles generally accepted in the United States.

Liquidity and Capital Resources

Historically, our sole source of cash has been the sale of equity to investors and we will need significant additional capital in the future to cover operating expenses, including costs for constructing additional iPura™ Systems. However, the amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We believe that commercial financing is available to construct and install our iPura™ Systems, but have not identified any sources of financing. We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.

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

•	our ability to hire, train and retain a consistent supply of reliable and effective employees, both domestically and in any countries in which we might be able to install one of our processing system;

•	the risk of non-payment by, and/or insolvency or bankruptcy of, any customers or others with indebtedness to us;

•	the costs of complying with applicable labor laws and requirements, including, without limitation, with respect to health care;

•	economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which we may seek to conduct our business or obtain customers;

•	changes in tax laws or the laws and regulations governing food processing and on income generated outside the United States;

•	general economic, business and social conditions in the United States and in foreign countries where we may conduct our business;

•	fluctuation in interest rates, insurance, shipping, energy, fuel and other business utilities in any countries in which we conduct business;

•	the stability of and fluctuations in currencies in which we conduct business;

•	threats or acts of terrorism or war; strikes, work stoppages or slow downs by labor organizations in any countries in which we conduct business; and

•	natural or man-made disasters that could adversely impact the industries or countries in which we conduct business.

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

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective. Our primary deficiency has been in failing to timely file our periodic reports due to our limited number of personnel.

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2007. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Sales of Unregistered Securities

During the period covered by this Quarterly Report, we issued the following securities which were not registered under the Securities Act of 1933. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the securities listed below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, Regulation D and/or Regulation S promulgated by the Securities and Exchange Commission under the Securities Act.

Common stock continues to be issued in accordance with the Media Agreement with Global Media Fund. On January 1, 2007, 41,667 shares were issued as one of the twelve installments of the quarterly commitment.

In the three months ended March 31, 2007, a total of 213,883 shares of common stock and 40,501 warrants to purchase common stock were issued in private placements for total proceeds of $905,087, net of commissions of $57,350. All stock and unit sales were at $4.50 per share or unit. Of the 40,501 warrants issued 18,389 warrants were issued with an exercise price of $5.00 and a term of 2 years and the remaining 22,112 warrants were issued with an exercise price of $7.00 and a term of 3 years.

In the three months ended March 31, 2007, a total of 179,433 shares of common stock and 151,839 warrants were issued for services; 134,433 issued shares as compensation to consultants and 45,000 shares issued to employees under our 2006 Stock Incentive Plan. All such shares of common stock vested immediately upon issuance. Related expense of approximately $807,500 was recorded as operating expenses in the period ended March 31, 2007. Also 150,000 warrants were issued to a business advisor with an exercise price of $5.00 and a term of 5 years, and the remaining 1,839 were issued to a finder with an exercise price of $5.00 and a term of 2 years.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three month period ended March 31, 2007, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1 (1)	Certificate of Amendment to Certificate of Incorporation dated August 18, 2005.

3.2 (2)	Certificate of Amendment to Certificate of Incorporation dated September 15, 2005.

3.3 (3)	Restated Certificate of Incorporation dated October 18, 2005.

3.4 (3)	Second Amended and Restated Bylaws as of August 31, 2005.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
‡ Furnished herewith

(1)	Filed on August 19, 2005 as an exhibit to Global Food’s Report on Form 8-K and incorporated herein by reference.

(2)	Filed on October 6, 2005 as an exhibit to Global Food’s Report on Form 8-K and incorporated herein by reference.

(3)	Filed on November 23, 2005 as an exhibit to Global Food’s Report on Form 10-QSB and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: May 15, 2008	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: May 15, 2008	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)