Form 10QSB
period 2007-06-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2008-05-15
CIK 1122108

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

GLOBAL FOOD TECHNOLOGIES, INC
(A DEVELOPMENT STAGE COMPANY)
QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Condensed balance sheet as of June 30 2007 - (unaudited)	3

Condensed statements of operations for the three and six months ended June 30, 2007 and 2006 and the period from July 25, 2001 (Inception) to June 30, 2007 - (unaudited)	4

Condensed statement of stockholders' deficit for the period from July 25, 2001 (Inception) to June 30, 2007 - (unaudited)	5

Condensed statements of cash flows for the six months ended June 30, 2007 and 2006 and the period from July 25, 2001 (Inception) to June 30 , 2007 - (unaudited)	6

Notes to condensed consolidated financial statements - (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	10
ITEM 3. CONTROLS AND PROCEDURES	16

PART II - OTHER INFORMATION	17

ITEM 1. LEGAL PROCEEDINGS	17
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	17
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
ITEM 5. OTHER INFORMATION	18
ITEM 6. EXHIBITS	19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
(Unaudited)

June 30, 2007
ASSETS
Current Assets
Cash	$61,041
Prepaid expenses	36,372
Total Current Assets	97,413

Fixed Assets - net	88,459

Other Asset	12,889

TOTAL ASSETS	$198,760

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$332,829
Accrued liabilities	331,085
Notes payable - related parties	540,000
Total Current Liabilities	1,203,914

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none outstanding	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 25,965,746 shares issued and outstanding	2,596
Additional paid-in capital	38,964,915
Deficit accumulated during the development stage	(39,972,665)
Total Stockholders’ deficit	(1,005,154)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$198,760

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		The Period From July 25, 2001 (Inception) To June 30,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$-

Expenses
Marketing	530,858	846,076	1,141,140	1,614,088	6,102,365
General and administrative	392,126	471,997	1,646,335	908,953	11,407,807
Research and development	389,049	781,919	977,189	1,853,772	18,080,583
Depreciation	29,592	27,466	59,184	54,931	503,378
Interest	10,800	91,181	21,600	91,181	271,421
Asset impairment	-	-	-	-	3,157,111
Merger related costs	-	-	-	-	450,000
Total Expenses	1,352,425	2,218,639	3,845,448	4,522,925	39,972,665

NET LOSS	$(1,352,425)	$(2,218,639)	$(3,845,448)	$(4,522,925)	$(39,972,665)

Loss per share, basic and diluted	$(0.05)	$(0.09)	$(0.15)	$(0.19)

Weighted average shares, basic and diluted	25,800,041	23,838,217	25,608,443	23,729,739

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO JUNE 30, 2007
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit
Issuance to founders at inception, at par	10,333,333	$1,033	$(1,002)	$-	$31
Sales of stock for cash	298,706	30	154,008	-	154,038
Premium on preferred stock	-	-	(200,800)	-	(200,800)
Net loss	-	-	-	(957,269)	(957,269)
Balance, December 31, 2001	10,632,039	1,063	(47,794)	(957,269)	(1,004,000)
Sales of stock for cash	4,848,575	485	4,308,374	-	4,308,859
Premium on preferred stock	-	-	(12,500)	-	(12,500)
Net loss	-	-	-	(3,584,307)	(3,584,307)
Balance, December 31, 2002	15,480,614	1,548	4,248,080	(4,541,576)	(291,948)
Sales of stock for cash	2,155,353	216	3,865,864	-	3,866,080
Premium on preferred stock	-	-	(291,800)	-	(291,800)
Net loss	-	-	-	(4,265,029)	(4,265,029)
Balance, December 31, 2003	17,635,967	1,764	7,822,144	(8,806,605)	(982,697)
Sales of stock for cash	1,199,081	120	4,434,772	-	4,434,892
Premium on preferred stock	-	-	(37,501)	-	(37,501)
Fair value of warrants issued	-	-	3,400	-	3,400
Net loss	-	-	-	(2,626,785)	(2,626,785)
Balance, December 31, 2004	18,835,048	1,884	12,222,815	(11,433,390)	791,309
Sales of stock for cash	1,732,220	173	7,943,948	-	7,944,121
Premium on preferred stock	-	-	(271,123)	-	(271,123)
Fair value of warrants issued for services	-	-	21,825	-	21,825
Fair value of stock issued for services	82,598	8	371,683	-	371,691
Conversion of preferred stock	2,400,540	240	2,938,879	-	2,939,119
Stock transferred in consummation of merger	100,000	10	-	-	10
Stock issued for merger related costs	100,000	10	449,990	-	450,000
Stock issued to round up split	1,369	-	-	-	-
Stock issued for media contract	244,444	24	1,099,976	-	1,100,000
Net loss	-	-	-	(11,598,728)	(11,598,728)
Balance, December 31, 2005	23,496,219	2,349	24,777,993	(23,032,118)	1,748,224
Sales of stock for cash	724,958	73	3,111,338	-	3,111,411
Stock issued for services	37,065	4	166,782	-	166,786
Fair value of stock issued to consultants	155,000	15	697,485	-	697,500
Fair value of stock issued to employees	375,000	38	1,687,462	-	1,687,500
Stock issued for media contract	411,111	41	1,849,959	-	1,850,000
Fair value of warrants issued	-	-	2,982,098	-	2,982,098
Net loss	-	-	-	(13,095,099)	(13,095,099)
Balance, December 31, 2006	25,199,353	2,520	35,273,117	(36,127,217)	(851,580)
Sale of stock for cash	495,626	50	2,162,729	-	2,162,779
Stock issued for services	142,433	14	640,933	-	640,947
Fair value of stock issued to employees	45,000	5	202,495	-	202,500
Stock issued for media contract	83,334	7	374,993	-	375,000
Fair value of warrants issued	-	-	310,648	-	310,648
Net loss	-	-	-	(3,845,448)	(3,845,448)
Balance, June 30, 2007	25,965,746	$2,596	$38,964,915	$(39,972,665)	$(1,005,154)

See accompanying notes to condensed financial statements

GLOB AL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,		The Period From July 25, 200 (Inception) To
	2007	2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,845,448)	$(4,522,925)	$(39,972,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59,184	54,931	503,378
Fair value of warrants issued for services	310,648	78,176	3,317,971
Fair value of stock issued for services	640,947	-	1,178,924
Fair value of incentive plan grants	202,500	-	2,588,000
Fair value of stock issued for media services	375,000	1,108,338	3,325,000
Impairment of BEST system	-	-	3,157,111
Merger related costs	-	-	450,000
Changes in assets and liabilities:
Prepaid expenses	(10,024)	30,094	(36,370)
Accounts payable and accrued liabilities	(36,326)	102,834	663,913
Increase in other assets	(1,388)	-	(12,889)

Cash used in operating activities	(2, 304,907)	(3,148,552)	(24,837,627)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in BEST system	-	-	(3,157,111)
Increase in fixed assets	-	(22,910)	(591,837)

Net cash used in investing activities	-	(22,910)	(3,748,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	-	640,000	740,000
Principal payments on notes payable - related parties	-	-	(200,000)
Sale of common stock	2,162,779	1,271,562	25,982,211
Sale of Series A redeemable preferred stock -net	-	-	2,125,405

Net cash provided by financing activities	2,162,779	1,911,562	28,647,616

INCREASE (DECREASE) IN CASH	(142,128)	(1,259,900)	61,041

CASH - BEGINNING OF PERIOD	203,169	1,671,700	-

CASH - END OF PERIOD	$61,041	$411,800	$61,041

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-	$93,970
Non-cash financing transactions:
Conversion of redeemable preferred stock	$-	$-	$2,939,119
Accretion of redemption value of preferred stock	$-	$-	$813,719
Stock transferred in consummation of merger	$-	$-	$10

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

1. Description and nature of the business, organization and basis of presentation

Global Food Technologies, Inc. (the “Company”, “we” or “us”) is a biotechnology company focused on the development of food safety processes for the food processing industry by using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood and to make those products safer for human consumption. The Company has developed a process using its developed technology called the “iPura™  Food Processing System”. The Company’s ability to iPura™ generate revenue will depend, among other things, on its ability to demonstrate the merits of the system as well as brand development and establishing alliances with suppliers and vendors. The Company has not generated revenues to date and continues to operate as a development stage entity.

Organization

Prior to August 2005, the Company was a public “shell” company and the Company’s assets were held, and operations conducted by, an unrelated private company. In August 2005, the Company completed an asset purchase transaction and the former shell became the operating and publicly reporting company, with the private entity becoming the Company’s parent and majority stockholder. The Company’s stock is not listed on any exchange or the Over-the-Counter Bulletin Board. The shareholders of the public shell company obtained approximately 1% of the common stock of the post transaction publicly reporting Company.

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities. No revenue has been generated to date and the Company has accumulated losses totaling $39,972,665 and negative cash flows from operations of $24,837,627 from inception to date through June 30, 2007 and has negative working capital. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, begin earning revenue and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

iPura™  formerly the “BEST”) Seafood Processing System - The iPura™  Seafood Processing System, the physical embodiment of our food processing technology, was completed, tested and available for commercial application (in a previous generation design) in 2005 and was capitalized at a construction cost of $3,157,111. Design, testing and support costs involved were expensed. In 2005, mechanical and software upgrades were implemented to optimize the mechanical process. The improvements were so substantial that this prior model was deemed inappropriate for installation in a customer’s processing facility. As a result, the Company recorded an asset impairment charge of $3,157,111 for the year ended December 31, 2005. A new model is being constructed with increased capacity and simplified operating and maintenance parameters. Design, testing and support costs incurred on this model have been included in research and development costs.

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

In 2006, we commenced a private placement of our securities to accredited investors in conformity with Rule 506 of Regulation D of the Securities Act of 1933, as amended. The initial form of offering consisted of 500,000 units, each consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock for a maximum offering price of $4,500,000. Subsequently, the offering has been modified to include more or less warrants but the selling price remained constant at $4.50 per share or per unit. In addition, we have conducted offshore sales of common stock at a purchase price of $4.50 per share plus warrants that varied from time to time, pursuant to Regulation S of the Securities Act of 1933, as amended.

In the six months ended June 30, 2007, a total of 495,626 shares of common stock and 182,599 warrants to purchase common stock were issued in private placements for total proceeds of $2,162,779, net of commissions of $67,500. All stock and unit sales were at $4.50 per share or unit.

In the six months ended June 30, 2007, a total of 187,433 shares of common stock and 151,839 warrants to purchase common stock were issued for services, of which 142,433 shares were issued as compensation to consultants and 45,000 shares were issued to employees under our 2006 Stock Incentive Plan. All such shares of common stock vested immediately upon issuance. Related expense of $843,447 was recorded as operating expenses in the period ended June 30, 2007.

Media Agreement. On September 30, 2005, we entered into a three year contract for media production and distribution services with Global Media Fund, LLC, which will provide nationally syndicated newspaper and radio features about us, our BEST food processing systems and food safety issues to 10,000 newspapers and 6,000 radio stations. The total cost for the contract is $4,500,000. The Company agreed to pay (i) $2,250,000 in cash or common stock in the first year of the contract and $2,250,000 in shares of restricted common stock of in 12 quarterly installments which began in January 2006. During the six months ended June 30, 2007, and in accordance with the media agreement, 83,334 shares of common stock valued at $375,000 were issued and charged to marketing expense at the date the common shares were issued.

Warrants. At December 31, 2006, there were 3,804,458 warrants outstanding. In the six months ended June 30, 2007, an additional 334,438 warrants were issued, of which 182,599 were issued in conjunction with sales of common stock and 151,839 were issued as compensation for services. There are 4,138,896 warrants outstanding as of June 30, 2007.

3. Subsequent Events

During the subsequent six months ended December 31, 2007, an additional 83,334 shares of common stock were issued under the media agreement with Global Media Fund, LLC.

During the subsequent six months ended December 31, 2007, an additional 778,079 shares of common stock and 385,472 warrants to purchase common stock were issued in private placements for total proceeds of $3,314,585, net of commissions of $186,728 All stock and unit sales were at $4.50 per share or unit.

During subsequent six months ended December 31, 2007, a total of 480,722 shares of common stock were issued for services, 65,722 shares as compensation to consultants and 415,000 shares to employees under our 2006 Stock Incentive Plan.

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

Plan of Operation

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our BEST Seafood Processing System. The BEST Seafood Processing System has been re-branded as the iPura™ System and we believe is ready for market introduction as the embodiment of The iPura™ Food Safety Program, although our other prospective products still require additional research and development, and some customization of the iPura™ system will be required for each specific on-site installation. As of June 30, 2007, we have not generated any revenues and we have incurred accumulated losses of $39,972,665 and negative operating cash flows of $24,837,627. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Production has commenced on one unit of the current generation of the iPura™ system, including the material handling components necessary for processing salmon, which we intend to use for a commercial installation with a customer in Chile. We are continuing development of a modified iPura system for the processing of more dense seafood including tilapia and shrimp.

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

GFT has established itself in three of the world’s largest seafood exporting countries: Vietnam, Chile, and China. GFT believes that it was successful in executing a top down strategy that began at the respective country’s governmental level of The Ministry of Agriculture / Department of Agriculture; these meetings resulted in introductions to the Ministry of Fisheries / Department of Fisheries, which led to introductions with governmental food regulatory agencies and referrals by these public entities to the Seafood Processing Associations. All were briefed on the iPura™ Food Safety Program and the economic value proposition was explained.

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

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2007. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock continues to be issued in accordance with the Media Agreement with Global Media Fund. On January and April 1, 2007, 83,334 shares were issued in two of the twelve installments of the quarterly commitment.

In the six months ended June 30, 2007, a total of 495,626 shares of common stock and 182,599 warrants to purchase common stock were issued in private placements for total proceeds of $2,162,779, net of commissions of $67,500. All stock and unit sales were at $4.50 per share or unit. Of the 182,599 warrant issued, 18,389 warrants were issued with an exercise price of $5.00 and a term of 2 years, and the remaining 164,210 were issued with warrants have an exercise price of $7.00 and a term of 3 years.

In the six months ended June 30, 2007, a total of 187,433 shares of common stock and 151,839 warrants to purchase common stock were issued for services, 142,433 shares as compensation to consultants and 45,000 shares to employees under our 2006 Stock Incentive Plan. All such shares of common stock vested immediately upon issuance. Related expense of $843,447 was recorded as operating expenses in the period ended June 30, 2007. Of the 151,839 warrant issued, 150,000 warrants were issued to a business advisor with an exercise price of $5.00 and a term of 5 years and the remaining 1,839 were issued to a finder with an exercise price of $5.00 and a term of 2 years.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three month period ended June 30, 2007, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets.

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