Form 10QSB
period 2007-09-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2008-05-15
CIK 1122108

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

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

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3

Condensed balance sheet as of September 30, 2007 - (unaudited)	3

Condensed statements of operations for the three and nine months ended September 30, 2007 and 2006 and the period from July 25, 2001 (Inception) to September 30, 2007 - (unaudited)	4

Condensed statements of stockholders' deficit for the period from July 25, 2001 (Inception) to September 30, 2007 - (unaudited)	5

Condensed statements of cash flows for the nine months ended September 30, 2007 and 2006 and the period from July 25, 2001 (Inception) to September 30, 2007- (unaudited)	6

Notes to condensed financial statements - (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	10
ITEM 3. CONTROLS AND PROCEDURES	16

PART II - OTHER INFORMATION	17
ITEM 1. LEGAL PROCEEDINGS	17
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	17
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
ITEM 5. OTHER INFORMATION	18
ITEM 6. EXHIBITS	19

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
(Unaudited)

September 30, 2007
ASSETS
Current Assets
Cash	$615,219
Prepaid expenses	30,671
Total Current Assets	645,890

Fixed Assets - net	77,999

Other Asset	25,714

TOTAL ASSETS	$749,603

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$157,245
Accrued liabilities	361,302
Notes payable – related parties	540,000
Total Current Liabilities	1,058,547

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none outstanding	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 26,451,362 shares issued and outstanding	2,645
Additional paid-in capital	41,069,568
Deficit accumulated during the development stage	(41,381,157)

Total Stockholders’ Deficit	(308,944)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$749,603

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		The Period From July 25, 2001 (Inception) To September
	2007	2006	2007	2006	30, 2007
Revenues	$-	$-	$-	$-	$-

Expenses
Marketing	412,828	811,533	1,553,967	2,425,621	6,515,193
General and administrative	516,101	469,066	2,162,437	1,378,019	11,923,908
Research and development	458,303	709,388	1,435,492	2,563,160	18,538,885
Depreciation	10,460	28,612	69,644	83,543	513,838
Interest	10,800	55,870	32,400	147,051	282,221
Asset impairment	-	-	-	-	3,157,111
Merger related costs	-	-	-	-	450,000
Total Expenses	1,408,492	2,074,469	5,253,940	6,597,394	41,381,157

NET LOSS	$(1,408,492)	$(2,074,469)	$(5,253,940)	$(6,597,394)	$(41,381,157)

Loss per share, basic and diluted	$(0.05)	$(0.09)	$(0.20)	$(0.28)

Weighted average shares	26,208,554	24,270,437	25,808,480	23,910,884

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO SEPTEMBER 30, 2007
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit
Issuance to founders at inception, at par	10,333,333	$1,033	$(1,002)	$-	$31
Sales of stock for cash	298,706	30	154,008	-	154,038
Premium on preferred stock	-	-	(200,800)	-	(200,800)
Net loss	-	-	-	(957,269)	(957,269)
Balance, December 31, 2001	10,632,039	1,063	(47,794)	(957,269)	(1,004,000)
Sales of stock for cash	4,848,575	485	4,308,374	-	4,308,859
Premium on preferred stock	-	-	(12,500)	-	(12,500)
Net loss	-	-	-	(3,584,307)	(3,584,307)
Balance, December 31, 2002	15,480,614	1,548	4,248,080	(4,541,576)	(291,948)
Sales of stock for cash	2,155,353	216	3,865,864	-	3,866,080
Premium on preferred stock	-	-	(291,800)	-	(291,800)
Net loss	-	-	-	(4,265,029)	(4,265,029)
Balance, December 31, 2003	17,635,967	1,764	7,822,144	(8,806,605)	(982,697)
Sales of stock for cash	1,199,081	120	4,434,772	-	4,434,892
Premium on preferred stock	-	-	(37,501)	-	(37,501)
Fair value of warrants issued	-	-	3,400	-	3,400
Net loss	-	-	-	(2,626,785)	(2,626,785)
Balance, December 31, 2004	18,835,048	1,884	12,222,815	(11,433,390)	791,309
Sales of stock for cash	1,732,220	173	7,943,948	-	7,944,121
Premium on preferred stock	-	-	(271,123)	-	(271,123)
Fair value of warrants issued for services	-	-	21,825	-	21,825
Fair value of stock issued for services	82,598	8	371,683	-	371,691
Conversion of preferred stock	2,400,540	240	2,938,879	-	2,939,119
Stock transferred in consummation of merger	100,000	10	-	-	10
Stock issued for merger related costs	100,000	10	449,990	-	450,000
Stock issued to round up split	1,369	-	-	-	-
Stock issued for media contract	244,444	24	1,099,976	-	1,100,000
Net loss	-	-	-	(11,598,728)	(11,598,728)
Balance, December 31, 2005	23,496,219	2,349	24,777,993	(23,032,118)	1,748,224
Sales of stock for cash	724,958	73	3,111,338	-	3,111,411
Stock issued for services	37,065	4	166,782	-	166,786
Fair value of stock issued to consultants	155,000	15	697,485	-	697,500
Fair value of stock issued to employees	375,000	38	1,687,462	-	1,687,500
Stock issued for media contract	411,111	41	1,849,959	-	1,850,000
Fair value of warrants issued	-	-	2,982,098	-	2,982,098
Net loss	-	-	-	(13,095,099)	(13,095,099)
Balance, December 31, 2006	25,199,353	2,520	35,273,117	(36,127,217)	(851,580)
Sale of stock for cash	934,575	93	4,057,388	-	4,057,481
Stock issued for services	147,433	15	663,432	-	663,447
Fair value of stock issued to employees	45,000	5	202,495	-	202,500
Stock issued for media contract	125,001	12	562,488	-	562,500
Fair value of warrants issued	-	-	310,648	-	310,648
Net loss	-	-	-	(5,253,940)	(5,253,940)
Balance, September 30, 2007	26,451,362	$2,645	$41,069,568	$(41,381,157)	$(308,944)

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,		The Period From July 25, 2001 (Inception) To September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,253,940)	$(6,597,394)	$(41,381,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	69,644	83,543	513,838
Fair value of warrants issued for services	310,648	226,247	3,290,881
Fair value of stock issued for services	663,447	107,938	1,229,018
Fair value of incentive plan grants	202,500		2,587,500
Fair value of stock issued for media services	562,500	1,662,497	3,512,500
Impairment of BEST system	-	-	3,157,111
Merger related costs	-	-	450,000
Changes in assets and liabilities:
Prepaid expenses	(4,323)	91,933	(30,671)
Accounts payable and accrued liabilities	(181,693)	243,044	518,543
Increase in other assets	(14,214)		(25,714)

Cash used in operating activities	(3,645,431)	(4,182,192)	(26,178,151)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in BEST system	-	-	(3,157,111)
Increase in fixed assets	-	(22,910)	(591,837)

Net Cash used in investing activities	-	(22,910)	(3,748,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties notes payable	-	740,000	740,000
Principal payments on related parties notes payable	-	(200,000)	(200,000)
Sale of common stock	4,057,481	2,122,980	27,876,913
Sale of Series A redeemable preferred stock -net	-	-	2,125,405

Net Cash provided by financing activities	4,057,481	2,662,980	30,542,318

INCREASE (DECREASE) IN CASH	412,050	(1,542,122)	615,219

CASH – BEGINNING OF PERIOD	203,169	1,671,700	-

CASH – END OF PERIOD	$615,219	$129,578	$615,219

SUPPLEMENTAL DISCLOSURES
Interest included in operating activities	$4,000	$-	$97,970
Non-cash financing transactions:
Conversion of redeemable preferred stock	$-	$-	$2,939,119
Accretion of redemption value of preferred stock	$-	$-	$813,719
Stock transferred in consummation of merger	$-	$-	$10

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Organization

Prior to August 2005, the Company was a public “shell” company and the Company’s assets were held, and operations conducted by, an unrelated private company. In August 2005, the Company completed an asset purchase transaction and the former shell became the operating and publicly reporting company, with the private entity becoming the Company’s parent and majority stockholder The Company’s stock is not listed on any exchange or the Over-the-Counter Bulletin Board. The shareholders of the public shell company obtained approximately 1% of the common stock of the post transaction publicly reporting Company.

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities. No revenue has been generated to date and the Company has accumulated losses totaling $41,381,157 and negative cash flows from operations of $26,178,151 from inception to date through September 30, 2007 and has negative working capital. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, begin earning revenue and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

iPura™ (formerly the “BEST”) Seafood Processing System – The iPura™ Seafood Processing System, the physical embodiment of our food processing technology, was completed, tested and available for commercial application (in a previous generation design) in 2005 and was capitalized at a construction cost of $3,157,111. Design, testing and support costs involved were expensed. In 2005, mechanical and software upgrades were implemented to optimize the mechanical process. The improvements were so substantial that this prior model was deemed inappropriate for installation in a customer’s processing facility. As a result, the Company recorded an asset impairment charge of $3,157,111 for the year ended December 31, 2005. A new model is being constructed with increased capacity and simplified operating and maintenance parameters. Design, testing and support costs incurred on this model have been included in research and development costs.

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

In the nine months ended September 30, 2007, a total of 934,575 shares of common stock and 380,902 warrants to purchase common stock were issued in private placements for total proceeds of $4,057,481, net of commissions of $148,050. All stock and unit sales were at $4.50 per share or unit.

In the nine months ended September 30, 2007, a total of 192,433 shares of common stock and 151,839 warrants to purchase common stock were issued for services, of which 147,433 shares were issued as compensation to consultants and 45,000 shares were issued to employees under our 2006 Stock Incentive Plan. All such shares of common stock vested immediately upon issuance. Related expense of $865,947 was recorded as operating expenses in the period ended September 30, 2007.

Media Agreement. On September 30, 2005, we entered into a three year contract for media production and distribution services with Global Media Fund, LLC, which will provide nationally syndicated newspaper and radio features about us, our BEST food processing systems and food safety issues to 10,000 newspapers and 6,000 radio stations. The total cost for the contract is $4,500,000. The Company agreed to pay (i) $2,250,000 in cash or common stock in the first year of the contract and $2,250,000 in shares of restricted common stock of in 12 quarterly installments which began in January 2006. During the three months ended September 30, 2007, and in accordance with the media agreement, 125,001 shares of common stock valued at $562,500, were issued, charged to marketing expense at the date the common shares were issued.

Warrants. At December 31, 2006, there were 3,804,458 warrants outstanding. In the nine months ended September 30, 2007, an additional 532,741 warrants were issued, of which 380,902 were issued in conjunction with sales of common stock and 151,839 were issued as compensation for services. There are 4,337,199 warrants outstanding as of September 30, 2007.

3. Subsequent Events

During the subsequent three months ended December 31, 2007, an additional 41,667 shares of common stock were issued under the media agreement with Global Media Fund, LLC.

During the subsequent three months ended December 31, 2007, an additional 339,130 shares of common stock and 187,169 warrants to purchase common stock were issued in private placements for total proceeds of $1,419,884, net of commissions of $106,178. All stock and unit sales were at $4.50 per share or unit.

During subsequent three months ended December 31, 2007, a total of 475,722 shares of common stock were issued for services, 60,722 shares as compensation to consultants and 415,000 shares to employees under our 2006 Stock Incentive Plan.

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

Plan of Operation

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our BEST Seafood Processing System. The BEST Seafood Processing System has been re-branded as the iPura™ System and we believe is ready for market introduction as the embodiment of The iPura™ Food Safety Program, although our other prospective products still require additional research and development, and some customization of the iPura™ system will be required for each specific on-site installation. As of September 30, 2007, we have not generated any revenues and we have incurred accumulated losses of $41,381,157 and negative operating cash flows of $26,178,151. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Production has commenced on one unit of the current generation of the iPura™ system, including the material handling components necessary for processing salmon, which we intend to use for a commercial installation with a customer in Chile. We are continuing development of a modified iPura system for the processing of more dense seafood including tilapia and shrimp.

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

Stock-based compensation – Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the fair value method of accounting prescribed in SFAS No. 123.

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

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2007. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock continues to be issued in accordance with the Media Agreement with Global Media Fund. In the nine months ended September 30, 2007, 125,001 shares were issued in three of the twelve installments of the quarterly commitment.

In the nine months ended September 30, 2007, a total of 934,575 shares of common stock and 380,902 warrants to purchase common stock were issued in private placements for total proceeds of $4,057,481, net of commissions of $148,050. All stock and unit sales were at $4.50 per share or unit. Of the 380,902 warrants issued, 18,389 warrants were issued with an exercise price of $5.00 and a term of 2 years and the remaining 362,513 warrants were issued with an exercise price of $7.00 and a term of 3 years.

In the nine months ended September 30, 2007, a total of 192,433 shares of common stock and 151,839 warrants to purchase common stock were issued for services: 147,433 shares issued as compensation to consultants and 45,000 shares issued to employees under our 2006 Stock Incentive Plan. All such shares of common stock vested immediately upon issuance. Related expense of $865,947 was recorded as operating expenses in the period ended September 30, 2007. 150,000 warrants were issued to a business advisor with an exercise price of $5.00 and a term of 5 years, the remaining 1,839 were issued to a finder with an exercise price of $5.00 and a term of 2 years.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three month period ended September 30, 2007, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets.

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