Form 10KSB
period 2007-12-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2008-05-16
CIK 1122108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission file number: 000-31385

GLOBAL FOOD TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

DELAWARE	52-2257546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

113 Court Street, Hanford, CA	93230
(Address of principal executive offices)	(Zip Code)

558-589-0100
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

As of December 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $13,593,078.

At February 29, 2008, the number of shares outstanding of each of the issuer’s Common Stock, $.0001 par value per share, was 27,506,467.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Information Statement filed with the Securities and Exchange Commission on
November 30, 2007 are incorporated by reference into Part I.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

GLOBAL FOOD TECHNOLOGIES, INC.
INDEX TO
ANNUAL REPORT FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2007

Item		Page
Number	Description	Number

	PART I

1	Description of Business	3
2	Description of Property	15
3	Legal Proceedings	15
4	Submission of Matters to a Vote of Security Holders	16

	PART II

5	Market for Common Equity and Related Stockholder Matters	16
6	Management’s Discussion and Analysis or Plan of Operation	17
7	Financial Statements	25
8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25
8A	Controls and Procedures	26
8B	Other Information	27

	PART III

9	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	27
10	Executive Compensation	32
11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	34
12	Certain Relationships and Related Transactions and Director Independence	36
13	Exhibits	38
14	Principal Accountant Fees and Services	40

	Signatures	41

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

On March 24, 1999, Global Food Technologies, Inc., a Delaware corporation, (GFT, we or the Company) was incorporated under the laws of the State of Delaware under the name “Boulevard Acquisition Corporation” to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination. On August 19, 2005, we executed and simultaneously consummated an Asset Acquisition Agreement with Solvis Group, Inc., a Delaware corporation, and Global Food Technologies, Inc., a privately held Delaware corporation, which we refer to as Tech, engaged in the research and development of food safety technologies. Pursuant to this Asset Acquisition Agreement, as amended, we acquired substantially all of the assets and liabilities of Tech in exchange for issuing to Tech 22,943,693 shares of our common stock. We refer to the asset acquisition in this report as the Transaction. Solvis and the Pierce Mill Associates, Inc. (which were the only two stockholder of Boulevard Acquisition Corp. prior to the Transaction) agreed to reduce the number of shares to be held by them following the Transaction to 100,000 shares each of GFT. Thus, the 22,943,693 shares we issued to Tech represented approximately 99% of our issued and outstanding common stock following the Transaction. As of December 31, 2007, we have 27,307,881 shares issued and outstanding.

Following the Transaction, we filed an amendment to our Certificate of Incorporation to change our name to “Global Food Technology, Inc.” and Tech changed its name to “Global Food TECH, Inc.” Pursuant to the Transaction, Tech became a holding company with no assets other than its ownership of GFT shares, and GFT became the operating company.

The predecessor to Tech was originally formed in 2000 as a limited liability company to engage in research and development of food safety technologies, but had no operations until July 2001. On August 1, 2001, Tech was incorporated in the State of Delaware, and the limited operations of the limited liability company were merged into the new corporation on November 19, 2001. Immediately prior to the Transaction, Tech was engaged in the research and development of its proprietary scientific food safety technologies to increase the quality and value of commercially packaged seafood, poultry and other meats, and to make these products safer for human consumption by eliminating disease-causing bacteria and spoilage microorganisms. As a result of the Transaction, we adopted Tech’s business plan, purchased its assets and continue to research, develop, market and seek to license our patented food safety technologies. To date, we have not generated any revenues and do not have any customer contracts for our food safety technologies.

Business of the Company

Overview

We are engaged in research and development and commercialization of applications for: (1) our proprietary scientific food processing technologies, which are focused on increasing the quality and value of commercially packaged seafood, poultry, and other meats, substantially extending the shelf-life of these meats and making these products safer for human consumption by reducing disease-causing bacteria; and (2) our iPura™ Food Safety Program and iPura™ Seal, which are focused on instilling extraordinary food safety measures into the food processing industries though a comprehensive food safety program, which is represented by our iPura™ consumer food safety seal.

We have focused our development efforts on products designed to reduce significantly the presence of salmonella, campylobacter, and other bacterial pathogens found in processed seafood, poultry, and meat products. We believe that using our proprietary, low-cost technologies designed to sharply reduce the presence of dangerous and often lethal pathogens in seafood, poultry, and meat products, and significantly increase the shelf-life and commercial value of these products, we could create a new paradigm in food safety. GFT’s technological solutions can help food processors increase the quality, safety, and economic value of their products by reducing or eliminating the waste and liability associated with the distribution of contaminated food, and by increasing product shelf life. This could help the distribution chain avoid losses, protect their reputation, gain new customers, avoid losing customers, and increase their profits by meeting consumer demand for cleaner and safer food. Our iPura™ seal will be a tool used to communicate to consumers that extraordinary measures went into the food safety practices in an effort to reduce their chances of contacting a foodborne illness due to pathogenic contamination.

Through onsite surveys at processing facilities in North America, South America, Asia, and Europe, GFT management has determined that a non-thermal pathogenic “kill step” prior to packaging is missing in the seafood industry. This is the opportunity for GFT’s technology. GFT has invented the “kill step” that management believes is absent in seafood processing. GFT developed the iPura™ Seafood System (“The iPura™ System”) by commercializing its proprietary technology platform and its “kill-step” process which capitalize on GFT’s expertise in cellular biology and a globally patented method combining pressure, vacuum, and an environmentally friendly organic antimicrobial solution to eliminate disease causing bacteria (pathogens) and other spoilage organisms, without affecting the texture, color, taste, or nutritional value of the product.

GFT plans to provide the technology, the equipment and personnel for the pathogenic “kill step”, as part of an onsite food safety service. GFT plans to install its system in food processors’ facilities at the end of the processing line. The iPura™ System is comprised of a large stainless steel pressure vessel with associated manifolds, hydraulics, pneumatics, loaders, un-loaders, fill/mix, and conveyance apparatuses, all constructed inside a controlled environment. The “kill step” will be performed by GFT personnel operating our iPura™ System, immediately prior to packaging. After the sanitization, GFT places its “iPura™” logo (seal) on the package. The seal will serve to identify food products that have a higher level of safety and quality. GFT plans to charge the processor a food safety service fee and a licensing fee for the use of the iPura™ seal. GFT plans to ship its first system in the second quarter of 2008 for installation in a major producer’s facility.

We spent approximately $3,311,861 and $4,857,188 on continued research and development during the fiscal years ended December 31, 2007 and December 31, 2006, respectively. As described below in this report, our iPura™ Seafood Processing System is ready for commercialization (although we continue to refine certain aspects of the system) and we are actively seeking customer orders. Our other technologies remain in various stages of research and development.

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

The U.S. General Accounting Office (GAO) in February 2007, called on legislators to radically amend the food safety system, which it said is fragmented, and inefficient. An absolute priority needs to be better systems for prevention. Traditionally, three principal methods have been used by governmental agencies and food processors to monitor and control microorganisms found in food: education and training; inspecting facilities and operations that process, sell and/or serve food; and microbiological testing. Although these methods are essential parts of any food control program, they have limitations and shortcomings when used alone. For instance, testing products is an inefficient means to assess retrospectively the conditions under which food has been processed, transported and stored, especially if negative results then require tracing and recalling food products after their distribution. FAO Fisheries Department “Assurance of Seafood Quality” chapter 4, “Traditional Microbiological Quality Control; http://www.fao.org/DOCREP/003/T1768E/T1768E04.html.

We believe that the food processing industry has a critical need for a pathogen-elimination step prior to final packaging. Making seafood, poultry, and other meats safer for human consumption, while at the same time substantially extending their shelf-life when being marketed to consumers is our primary objective.

Government, university, and private studies have indicated that consumers are very concerned about food safety. Michigan State University’s Food Safety Policy Center in a national survey (April 2006) found that 96% of respondents stated that seals should contain food safety information and that 84% of consumers polled are willing to pay a food safety premium for a reduction in their chances of becoming ill due to food contamination. Michigan State University Food Safety Policy Center, United States National Survey on Consumer Perception of Food Safety; http://www.fspc.msu.edu/.

The January 2007 issue of Consumer Reports stated that pathogenic contamination was found on 83% of the poultry they sampled from U.S. retail grocers. The report stated that chickens sealed as organic or raised without antibiotics and costing $3 to $5 per pound were more likely to harbor salmonella than were conventionally produced broilers that cost approximately $1 per pound and that no major seal fared better than others overall. Foster Farms, Pilgrim’s Pride, and Tyson chickens were lower in salmonella incidence than Perdue, but they were higher in campylobacter. This Consumers Report issue also stated, “Our tests show the current practices aren’t enough” and, “when contaminated chickens arrive at supermarkets, problems can multiply. Just one slip-up in storage, handling, or cooking, and you’re at risk”.

USA Today featured food safety on March 19, 2007 with headlines “U.S. Food Imports Outrun FDA Resources,” and stated, “People are not as protected as they think.” GFT management believes that the current state of food safety combined with the consumer’s willingness to pay a premium for safer food could allow the entire distribution chain to profit with increased margins when they market products with our iPura™ seal.

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

We developed the iPura™ system, formerly the BEST system, and we believe that the proprietary technology platform and the “kill-step” process are ready for commercialization, although other aspects of the iPura™ Food Safety Program continue to be developed. We will provide the technology, equipment and personnel for the pathogenic “kill step”, as part of the onsite food safety service. The system will be installed in the food processor’s facilities at the end of the processing line, and is comprised of a large stainless steel pressure vessel with associated manifolds, hydraulics, pneumatics, loaders, un-loaders, fill/mix, and conveyance apparatuses, all constructed inside a controlled environment. Our methods simply add one additional step (prior to freezing and packaging) in the processing lines already in place in virtually every seafood and poultry processing facility. This new “kill step” will be performed by GFT personnel, immediately prior to packaging. After the sanitization, GFT intends to place its iPura™ seal on the package.

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

Our pathogen-elimination “kill step” process is designed to help food processors increase the quality, safety, and economic value of their products by eliminating the waste, rejection, recall and liability associated with distributing contaminated food products. This can provide substantial public health and economic benefits to food processors, food distributors, grocers, restaurants, and other food service companies, and, ultimately, governments and consumers. Additionally, the extended shelf-life that results from substantially reducing pathogens and spoilage organisms during the processing and packaging of seafood, poultry and other meat products is accomplished without using harmful chemicals or irradiation. These undesirable methods of pathogen management have traditionally been used by processors, and our avoiding caustic chemicals or radiation in our methods is one of the greatest distinguishing features of our proprietary technology. We believe that introducing an innovative, safe, affordable, environmentally friendly, non-thermal, pathogen-elimination “kill step” process represents a significant development in seafood processing technology.

We believe that the iPura™ Food Safety Program will help the food chain grow their margins by increasing the quality, safety, and economic value of their products by reducing or eliminating the waste and liability associated with the distribution of contaminated food, and by increasing shelf life.

The iPura™ Food Safety Program is the constitution of the iPura™ food safety seal and is anticipated to include: (1) An organic pathogenic and spoilage microorganism “kill step” prior to packaging (The iPura™ System); (2) Intelligent packaging of product; (3) Product traceability of handling and temperature; (4) An independent third party certification of standards; (5) A unique product insurance that follows the iPura™ sealed product throughout the distribution chain; and, (6) A distribution chain and consumer “pull through” marketing program promoting iPura™ as “The Highest Standard in Food Safety™.”

The following definitions are related to the iPura™ Food Safety Program which we anticipate will be imbedded into the service and licensing contract as prerequisites to the use of the iPura™ seal:

•	iPura™ - A premium seal owned by GFT and licensed to qualifying food processors that signifies clean and safe food using state-of-the-art food safety processes.
•	The iPura™ Standards– The terms, specifications and requirements that must be met by a processor to qualify for an iPura™ Contract. The iPura™ Standards include:

o	Hazard Analysis and Critical Control Points (HACCP)
o	Good Manufacturing Practices (GMP’s)
o	Sanitation Standard Operating Procedures (SSOP’s)

The iPura™ Standards will also incorporate the following additional food safety measures to create extraordinary standards that meet GFT’s definition of “The Highest Standard in Food Safety”:

1. Non-thermal pathogenic kill step prior to packaging.

(performed by the iPura™ System).
2. Scientific packaging.
3. Independent 3rd party certification of materials and procedures.
4. No use of toxic chemical disinfectants (such as chlorine).
5. Product traceability and temperature monitoring.

•	The iPura™ System – The physical equipment that performs the organic pathogenic kill step prior to packaging.
•	The iPura™ Service – The onsite service performed by GFT personnel.
•
The iPura™ Contract – The contract by and between GFT and the processor whereby GFT executes the iPura™ Program for a service fee based on a charge per lb./kilo of product treated by the iPura™ System.

•
The iPura™ Food Safety Program – The entire program that is expected to include the iPura™ Standards, iPura™ System, iPura™ Service, and the iPura™ Contract, including a license to affix the iPura™ seal on products treated by the iPura™ System, and iPura™ product insurance throughout the distribution chain, and an iPura™ distribution chain and consumer “pull through” marketing program.

•	The Highest Standard in Food Safety™ – The slogan for the iPura™ seal, the result of the successful execution of the iPura™ Food Safety Program.

iPura™ products are expected to carry a unique food regulatory intervention insurance, not currently available in the marketplace. Marine Management Insurance Brokers, Inc. (“MMIB”), a leader in providing specialized insurance products and risk management services to the international trade of seafood, has investigated the efficacy of the iPura™ System and proposed Program. As a result of MMIB’s involvement, we intend to embed into the iPura™ seal, a seamless and risk-managed approach to food regulatory violations. The iPuraTM processor and their downstream customers will be relieved of the significant losses and disruption of trade that results from food safety violations. This will provide the market with an unprecedented level of security and provides international credibility for the iPura™ seal. Mr. Curtis Keyes, the CEO and founder of MMIB, also serves on our Advisory Board.

We believe that our iPura™ Seafood Processing System has undergone adequate testing and is now ready for market introduction. We will be shipping our first commercial system in the second quarter of 2008 for installation into a major seafood processing plant. Certain customization is required for the plant, including the design and building of loaders and unloaders that will integrate with the plant’s existing processing line. We believe that once we are able to demonstrate the system’s functionality and integration in a real-world environment at a commercial seafood processor, we will be in position to sign contracts with other processors that have been identified, several of which have worked with us during trials of their products at our R&D facility.

However, our iPura™ Seafood Processing System has never been installed and operated in a third-party commercial setting and we do not currently have any orders for the iPura™ Seafood Processing System. Prior to our installation of our first iPura™ Seafood Processing System in Chile, we will need to successfully negotiate and execute a definitive agreement with the seafood processor, as we currently are operating under a non-binding letter of intent. In addition, we do not have any agreements in place with third-party manufacturers for our systems or components. Furthermore, we may not be able to successfully commercialize our other technology described below or extrapolate it to any other applications (including those discussed below). Our success will depend on many factors that are not within our control, such as whether we will have sufficient economic and other resources and whether our products and services will be accepted in the marketplace, among others described more fully in Item 6 under the heading “Cautionary Information Regarding “Forward-Looking Statements.”

We have established, and applied for registration of, the iPura™ trade mark to identify products processed by the iPura™ Seafood Processing System. We expect the iPura™ seal to signify that exceptional food safety measures have been taken in processing the product sealed with this mark. We will market the iPura™ seal both to consumers and distribution chain participants. Our management believes that consumers are willing to pay a premium for value added food safety, and we believe that we can create additional demand for our products by educating consumers about the benefits of food products bearing the iPura™ seal. Currently, we have only engaged in limited marketing of our iPura™ seal.

To date, we have tested our technology primarily on seafood products, including actual seafood product supplied by our potential customers. Application of our technology to poultry and other foods will require significant additional research and development. Internal testing has demonstrated that our system is effective against bacterial pathogens and spoilage microorganisms, such as salmonella, campylobacter and E. coli. However, our technology is not designed or intended to, and does not have, any effect on viral or genetically transmitted diseases, such as “mad cow disease” or avian flu, and we have no present intent to expand our science into that area. Our management has studied food safety issues extensively, and believes that the largest number of deaths resulting from food-borne illnesses are attributable to bacterial pathogens, and we are committed to focusing on the food safety issues associated with those specific illnesses, at least for the foreseeable future.

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

While our current research and development efforts have been focused almost exclusively on the seafood markets, subject to the availability of sufficient resources, we intend to commence scientific research activities on applying our technology to other meat products, including poultry and pork. Due to resource limitations, we currently do not have any projected schedule for commencing this research or a cost estimate relating to this activity.

After exploring the development in-house of a proprietary film for packaging commercial food products using nano chemistry, we determined that certain third party manufacturers can supply the required packaging, which we believe will reduce microbial growth and further extend the product shelf-life without adding any harmful byproducts and without compromising the odor, texture, or flavor of the product.  We currently have identified one manufacturer of the packaging film, but believe other manufacturers may also be available if required.

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

GFT began promoting the iPura™ technology through industry trade shows, trade publications, workshops, seminars, invited speaking engagements, and meetings sponsored on GFT’s behalf by various governmental agencies and industry trade associations. In 2008, the Company intends to begin marketing the iPura™ seal to consumers as the world’s first food safety seal. The iPura™ seal is anchored with a descriptive slogan: “The Highest Standard in Food Safety™”.

In order to promote the iPura™ seal to consumers in a cost-effective manner, our contract with Global Media Fund, LLC, described further below, will be a key element of our consumer-based marketing plan. Pursuant to the agreement, Global Media will place articles describing iPura™ seal and technology in various newspapers throughout the U.S. In addition, we intend to have descriptive brochures and educational materials at supermarkets where seafood with iPura™ seal is sold.

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

Several of our officers and directors traveled to Ho Chi Minh City during the end 2004 and in 2005 to meet with representatives of the Ministry of Fisheries and VASEP to discuss how our technology can assist processors in Vietnam to deal with the health issues posed by bacterial pathogens and help encourage greater importation of Vietnamese seafood as concerns over the safety of its exported fish are alleviated. VASEP agreed to help us make contact with Vietnamese seafood processors, and those discussions are continuing. In June 2005, VASEP sponsored us to make a “New Technology Presentation” at the VIETFISH2005 trade conference held in Ho Chi Minh City. A total of five large seafood processors shipped seafood samples from their processing plants in Vietnam to our previous laboratory in Pocatello, Idaho, in order to test the degree of microbial reduction and shelf-life extension that might be expected if they sign a service agreement with us. After these studies were completed and the results were confirmed by the University, VASEP sponsored GFT in June of 2006, at the VASEP annual processor meeting to make a presentation titled “New Technology Meeting FDA Requirements”. And, in April of 2007 the U.S. Commercial Services office of the U.S. Commerce Department, together with VASEP, sponsored three seminars for GFT and Marine Management Insurance Brokers. The seminars were titled: “THE CHALLENGES OF MEETING WORLDWIDE FOOD SAFETY” and took place in Ho Chi Minh City, Can Tho, and Ca Mau, Vietnam. Due to these efforts, GFT has identified several potential candidates for installation of iPura™ Systems and has conducted site surveys at six prospective processor locations in Vietnam. In 2007, GFT signed non-binding letters of intent with two of the countries most prominent seafood processors. GFT management believes that the Vietnamese seafood industry can be penetrated rapidly once GFT has the financial resources to set its operational plans in motion and proves its business model.

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

We began to look at opportunities for our proposed products and services in Chile through our Director of Operations in Chile, a former Consul General and former trade commission of Chile, in Los Angeles, California, who has worked extensively with the Chilean trade agencies CORFO and PROCHILE. As with our experience in Vietnam, we undertook marketing our products and services through initial contacts with government and trade association leaders who want to enhance Chile’s reputation as a leader in the seafood export market. We sent a delegation to Chile in May 2005 to meet with representatives of the Chilean Department of Fisheries, regional government officials, trade association, and a number of large individual fish processing companies to explain our technology and planned commercial products and services. With the assistance of CORFO (the business development agency for Chile) five major seafood processors from Chile sent us their fish samples for testing by the iPura™ Seafood Processing System. In 2006, GFT was able to validate those results during a Science and Business Conference hosted by GFT and the Department of Biological Sciences at Idaho State University. GFT was able to demonstrate the system’s superior efficacy to leaders from the Chilean seafood industry. In addition to the validation of microbial reduction, the potential Chilean customers were able to verify that there were no changes to the smell, texture, taste and overall appearance of their seafood product processed in our facility. From the attendees at the conference, GFT selected a large seafood processor in Chile as a strategic customer. Once the system is operational and GFT is able to demonstrate our technology’s and system integration in an existing seafood processor’s plant, GFT anticipates using the data and results from the first fully operational unit in Chile to negotiate contract signings in our world wide target markets.

China

In 2006, GFT met with industry and governmental leaders as the invited guests of the Chinese Seafood Certification Institute (“CSCI”) and Ms. Min Han, its CEO. The CSCI was formerly under the Ministry of Agriculture until it was privatized. In March 2007, GFT signed a contract with the CEO of the CSCI, for representation on the identification of potential customers for the placement of up to 265 iPura™ food safety service and licensing contracts, over a 5 year period. The minimum production requirement on each contract (one for each system) is 15,000 metric tons per year. GFT accepted an invitation from the Chinese Aquatic Processing and Marketing Association to speak to over 100 major Chinese seafood processors in China, in May 2007. This high-level promotion of iPura™ in China will be an important step in the largest market in the world. China produces over 30% of the world’s seafood with thousands of seafood processors and more than 500 companies identified by GFT as “prime targets”. The Company is positioned for growth opportunities with a supported program. On January 30, 2008, GFT signed a non-binding letter of intent with a seafood processor in Hainan Province. This processor is financially supported by the central government of the People’s Republic of China. The terms of the letter of intent include the funding of a beta system (USD $1,500,000.00) as well as installation costs (USD $500,000.00). The non-binding letter of intent is subject to various contingencies, including securing government funding, but we believe it represents a potentially important step in bringing our technology to China.

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

Production

Our commercialization team is ready to put full-scale production plans in motion. The team consists of seasoned experts with high-level engineering and production experience at the Jet Propulsion Laboratory, Lawrence Livermore Laboratory, and Allied Signal. They have had success working together as a team while working on several major projects, including NASA’s Galileo project. This team evaluated our last prototype, and then they designed and then supervised the manufacture of our new equipment, including the systems and subsystems. GFT’s system is now easy to operate and maintain, and scalable for volume. Upon receipt of adequate funding and execution of definitive contracts with seafood processors, we plan to sign contracts for the manufacturing of the iPura™ systems with experienced commercial suppliers. The pressure vessel components will be manufactured in Southern California while most of the system components such as pumps, chillers, etc. are industry standard and can be procured locally in the country of installation. Installation and integration will be handled by local engineering and construction companies that have been recommended by interested government agencies. GFT engineers will oversee all installations and GFT employees will operate and maintain the systems onsite and will handle all the quality control aspects of the process.

Although our current plans include installing our iPura™ systems with seafood processors in Vietnam, Chile, and China, we believe these processors will import most of the seafood processed into the United States. Therefore, a critical aspect of our business model is to promote our technology and the iPura™ seal in the United States as well. We intend to educate processors, distributors, restaurants, and other seafood providers, grocers, governments and consumers about the risks of food-borne pathogens in seafood, and the health and economic benefits that our technologies can produce. To that end, have entered into the media-buying agreement with Global Media Fund described below. We have also participated in trade shows in the United States, South America, Asia, and Europe.

There is not yet in place any agreement or understanding for any particular food processor to install, use or pay for any of our technology in Vietnam, Chile, China or the United States or any other country, and we cannot assure you that any will ever develop in the future.

Media Campaign

In September 2005, we entered into a three-year contract for media production and distribution services with Global Media Fund, LLC to produce and distribute nationally-syndicated newspaper and/or radio features covering our proprietary products and services and their commercial launch into the food safety industry. These articles and radio spots, a material part of our proposed marketing plan, will be distributed to over 10,000 newspapers and 6,000 radio stations. Global Media Fund’s marketing efforts will be primarily directed at consumers as a critical component of our “pull through” marketing plan. Global Media Fund has not yet begun any marketing efforts under the contract, as we intend to coordinate the beginning of the consumer-based campaign closer with any anticipated distribution of seafood products bearing the iPura™ seal in the United States. We anticipate that Global Media Fund will begin distributing the promotional articles during the second half of 2008.

The cost of the contract totals $4,500,000, with cash of $50,000 and common stock with a value of $1,100,000 paid at signing and additional common stock with an aggregate value of $1,100,000 paid in three installments in 2006. The commitment for the remaining cost of $2,250,000 will be paid in shares valued at 90% of market price at the time of issuance (with a floor price of $4.50) in twelve quarterly installments, which began in January 2006. The maximum share commitment for this entire component of cost at the minimum price is 500,000 shares. The contract can be cancelled at any time with no obligation to continue the quarterly payments.

Competition

Currently, we believe that we face few direct competitors in the field of seafood safety technology, and that no company known to us has technologies that are directly similar to the technologies we propose using on seafood. Current products designed to kill pathogens and keep bacteria from reattaching to seafood products have had limited success and include chlorine wash, ozone treatment and irradiation. Our potential competitors include manufacturers of caustic chemicals, poly-films, irradiators and ozonators.

Nevertheless, we recognize that bringing our proposed proprietary products and services to commercial scale will require significant capital, human resources, industry and governmental assistance, and other assets which we may not be able to obtain in a timely fashion, if at all. The entry of large, well-capitalized competitors into the food safety markets, to the extent they can produce products and services which are environmentally friendly, economical and possess some or all of the other attributes that we believe our technology offers, could render our proposed products and services noncompetitive or obsolete. Similarly, we may be unable to keep pace with technological developments or other market factors. Technological competition in the food processing industry by companies, universities, governmental entities and others diversifying into the field of food safety is expected to increase and could become intense. These organizations could have significantly greater research and development capabilities than we do and/or greater marketing, manufacturing, financial and managerial resources. In addition, acquisitions of, or investments in, competing food safety technology companies by large corporations could increase these competitors’ research, financial, marketing, manufacturing and other resources. Potential competitive technologies ultimately may prove to be safer, more effective or less costly than any technologies that we are developing currently or may develop in the future. Additionally, our competitive position may be materially adversely affected if we are unable to develop or successfully commercialize our food safety technologies before a competitor can enter the market.

Government Regulation

Our business will be subject to federal and state regulations in the United States, as well as those of the foreign jurisdictions in which we may endeavor to sell our products and services (such as Vietnam, Chile, and China). In addition to all of the other regulations to which a U.S. business is subject generally (including, among other things, regulations governing employment, occupational safety, business licensing, import-export activities and taxation), some of our future products may be subject to review and approval by the FDA. Since our suppliers have already received FDA approval for the current components of our iPura™ Seafood Processing System that come into contact with food, such as the liquid wash, our iPura™ Seafood Processing System does not require FDA approval. However, other states or foreign jurisdictions in which our processes are used, or where a product treated with them is exported, may impose further regulations which could be more or less stringent than those imposed by the FDA. We do not believe that any governmental regulations will materially restrict the installation and use of our iPura™ Systems in Vietnam, Chile, or China and we do not believe that any specific regulatory bodies will require pre-approval of our systems in those countries.

Intellectual Property

We have been issued three patents from the U.S. Patent and Trademark Office that relate to our proprietary technologies. The most recently issued patent relates to certain aspects of our iPura™ Seafood Processing System, and the other two relate to technologies for potential use with produce. We also have filed two additional patent applications that are pending. These patents allow us to own and control the science that has resulted in our proposed line of commercial food safety solutions. We filed for patent protection in the U.S. and in 15 foreign countries, and in the European Union. We believe that this will result in patent protection in every major seafood and poultry producing and exporting countries. The countries we have selected, along with the United States, represent our management’s determination of the prime target markets for the food safety technologies we are developing.

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

Employees

As of December 31, 2007, we had 25 full time employees.

ITEM 2. DESCRIPTION OF PROPERTY

We have a lease for our Corporate offices with the City of Hanford, California, for approximately 2,792 square feet of office facilities located at 113 Court, Hanford, California. The lease expires June 30, 2008. The monthly lease rate is $5,591.

In August 2007, we relocated our science and engineering staff from Pocatello, Idaho to Hanford, California. We rented approximately 15,000 square feet of warehouse in September under a seven (7) year lease finalized in November requiring escalating rent from an initial $10,650 per month over the term of the lease and including a tenant improvement allowance of $250,000. We have not utilized our tenant improvement allowance as of December 31, 2007.

Pursuant to an oral agreement, we rented a full service office, consisting of approximately 350 square feet, on a month-to-month basis for our Chief Financial Officer and Chief Engineer, located at 4100 Newport Place, Suite 620, Newport Beach, California, from two individuals, Mike Rubel and Stephen J. Fryer, at a rental rate of $2,225 per month. See also the disclosure included in Item 12 under the heading “Related Party Transactions.” These premises were vacated in September 2007, and we currently have a month to month office space covering approximately 120 square feet for our Chief Financial Officer in Tustin, California, at a monthly base rental rate of $600.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge, no material proceedings are threatened or contemplated against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent on November 27, 2007, GFT’s stockholders approved and ratified our 2006 Stock Incentive Plan and elected James Bouskos, Stephen J. Fryer, Gary L. Nielsen, Arthur C. Agnos and James Stockland to serve on our Board of Directors. A Definitive Information Statement regarding the foregoing actions was filed with the Securities and Exchange Commission on November 30, 2007 and is incorporated by reference herein.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no public market for our securities and we cannot assure you that one will develop.

Number of Stockholders

As of February 29, 2008, we had 440 stockholders of record.

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

Recent Sales of Unregistered Securities

During 2007, we issued the securities described below which were not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the securities listed below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated by the Securities and Exchange Commission, which we refer to as the SEC, under the Securities Act.

In 2007, a total of 1,273,705 shares of common stock at a price of $4.50 per share and 565,522 warrants to purchase common stock were issued in private placements for total proceeds of $5,477,364, net of costs and fees of $254,228. Costs and fees included $95,637 of cash fees, the issuance of 4,388 warrants to purchase common shares at $5.00 per share for a term of two years with a fair value of $4,159, and the issuance of 34,345 shares of common stock with a fair value of $154,543.

A total of 166,668 shares of common stock valued at $4.50 per share were issued to Global Media Fund for a total value of approximately $750,000, and recorded as marketing expense when the shares were granted.

Accrued Directors fees are paid in shares of common stock. A total of 14,444 shares of common stock were issued during the year valued at $64,998.

Shares were issued for services to engineering and marketing consultants throughout 2007, for a total of 193,711 shares valued at $871,689.

Restricted Stock awards were made under the 2006 Stock Incentive Plan to 16 employees and consultants. The awards are fully vested but the shares are restricted as to transfer until they are registered and an actual trading market exists. A total of 460,000 restricted shares were granted during 2007. The shares were valued at $4.50 per share for a compensation expense of approximately $2,070,000.

In March 2007, 150,000 warrants to purchase common stock were issued to a consultant as compensation. They are exercisable at $5.00 per share for a term of 5 years. The fair value of the warrants was determined to be $308,850. An additional 4,388 warrants were issued to a finder for fundraising. These warrants are exercisable at $5.00 per share for a period of 2 years and were valued at $4,158 which was capitalized as a cost of funds raised.

We did not make any repurchases of our securities during fiscal year 2007 or 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following presentation of our plan of operation has been prepared by management and should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Annual Report on Form 10-KSB.

Plan of Operation

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our BEST Seafood Processing System. The BEST Seafood Processing System has been re-branded as the iPura™ System and we believe is ready for market introduction as the embodiment of The iPura™ Food Safety Program, although our other prospective products still require additional research and development, and some customization of the iPura™ system will be required for each specific on-site installation. As of December 31, 2007, we have not generated any revenues and we have incurred accumulated losses of $45,142,144 and negative operating cash flows of $27,660,558. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Production has commenced on one unit of the current generation of the iPura™ system, including the material handling components necessary for processing salmon, which we intend to use for our first commercial installation with a customer in Chile.

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
We plan to promote the iPuraTM brand utilizing an extensive media and educational campaign focusing on the health and economic benefits of iPura™ treated products and the increased profit margins available to the entire distribution chain. GFT has entered into a media-buying agreement, financed with common stock, with its strategic partner Global Media Fund LLC. The agenda includes regular distribution of feature articles in the U.S. to over 10,000 newspapers, news, wire services, and radio spots to more than 6,000 radio stations, over a 24-month period, with a total advertising rate value of $54 million. GFT’s pull through marketing campaign will begin with “Ask your grocer for iPura™”. Food safety is public health news and we anticipate that the iPura™ food safety brand will be publicized as news in media across the globe.

Initially, we have targeted three major seafood markets: Chile, Vietnam, and China. Each is among the world’s top 10 seafood exporting markets and potential customers as well as certain government agencies in each country have expressed interest in installing iPura™ systems. With the official sponsorship of government and industry associations, GFT has presented to hundreds of processors in these countries, and is ready to negotiate contracts with large volume processors as soon as growth capital is secured and our anticipated first installation in Chile is successfully completed. GFT anticipates expanding into other large seafood producing countries such as Norway, Thailand, India, Canada, and the United States in phase two. Seafood is expected to be followed by poultry and pork, with plans to develop a system for meat and possibly other food products marketed under the iPura™ label in the future.

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

As of December 31, 2007, we had no debt other than trade indebtedness in the ordinary course of business and short term loans of $540,000 from a Director and a shareholder, of which $190,000 was in default. Based on our cash balance as of December 31, 2007, we estimate that we will need to raise additional capital in the amount of $7 million to cover our operating costs for fiscal year 2008 and to build two units of The iPura™ System. If additional units are required to meet customer demand, we will need to raise additional funds. Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding. We are exploring commercial and joint venture financing opportunities and relationships with potential processor/customers with sale and lease-back arrangements.

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

Liquidity and Capital Resources

The independent auditors report on our financial statements for the year ended December 31, 2007 included in this Form 10-KSB states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about our ability to continue as a going concern.

Historically, our sole source of cash and for Tech has been the sale of equity to investors. Although we expect to generate revenue from installing and operating the initial iPura™ Systems within the next 12 months, any funds generated from installing and operating our iPura™ Systems during fiscal year 2008 are not expected to cover our operating expenses. In addition to cash in hand as of December 31, 2007, we believe that we will need approximately $7 million to cover operating expenses during the next 12 months, including costs for constructing 2 iPura™ Systems. However, the amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We believe that commercial financing is available to construct and install our iPura™ Systems, but have not identified any sources of financing. There are government controlled funds available and we have solicited funding of $2,000,000 from the Peoples Republic of China for a Beta site in that country, although no commitment for such funding has been acquired. We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

iPura™ (formerly the “BEST”) Seafood Processing System

The iPura™ Seafood Processing System, the physical embodiment of our food processing technology, was completed, tested and available for commercial application (in a previous generation design) in 2005 and was capitalized at a construction cost of $3,157,111. Design, testing and support costs involved were expensed. In 2005, mechanical and software upgrades were implemented to optimize the mechanical process. The improvements were so substantial that this prior model was deemed inappropriate for installation in a customer’s processing facility. As a result, the Company recorded an asset impairment charge of $3,157,111 for the year ended December 31, 2005. A new model is being constructed with increased capacity and simplified operating and maintenance parameters. Design, testing and support costs incurred on this model through December 31, 2007 have been included in research and development costs.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight line method based on the estimated useful lives of the assets, all estimated at five years. There are no capitalized leasehold improvements.

Long-lived Assets

We account for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the long lived assets are to be held and reviewed for events or changes on circumstances that indicate that their carrying value may not be recoverable. We periodically review the carrying value of long lived assets to determine whether or not an impairment to such value has incurred. The iPura™ Seafood Processing System asset was physically reconfigured for operational efficiency in 2005. The total capitalized cost of the iPura™ Seafood Processing System was considered impaired in 2005 and the Company recorded an asset impairment charge of $3,157,111 for the year ended December 31, 2005. In July 2007, we relocated the Research and Development activity from Pocatello, Idaho to Hanford, California. Current Research and Development activities can better be characterized as Commercialization Engineering resulting in the diminished use of laboratory and scientific equipment previously capitalized as fixed assets. The majority of these fixed assets have been fully depreciated but have productive value for future activities when scientific oriented projects are considered necessary. Accordingly, the fully depreciated assets in the amount of $493,157 were retired as well as certain similar laboratory equipment resulting in an impairment cost of $24,903. No other impairments were recorded during the period from June 25, 2001 (Inception) through December 31, 2007.

Concentration of Credit Risk

We place our cash with high quality financial institutions, and at times may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit.

Income Taxes

We account for income taxes under the Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits due to our not having any material operations for the period ending December 31, 2007 and 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. We adopted FIN 48 on January 1, 2007. As a result of adoption of FIN 48, we recognized no liability for unrecognized income tax benefits. Additionally, we recognized no interest and penalties related to uncertain tax positions and as of the year ended December 31, 2007, we have no accrued interest related to uncertain tax positions. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, accounts payable and accrued liabilities, approximate their fair value as of December 31, 2007 and 2006.

Loss Per Share

SFAS No. 128, “Earnings per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

The 4,524,367 stock purchase warrants outstanding at December 31, 2007 were not used in the computation of loss per share as their effect would be antidilutive.

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the fair value method of accounting prescribed in SFAS No. 123.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our 8-K filed on December 10, 2007, as amended on January 1, 2008, we reported a change in independent registered public accounting firms. During the years ended December 31, 2006 and 2005, and in the subsequent interim period from January 1, 2007 through December 6, 2007 (the date of dismissal), there were no disagreements with the prior independent registered public accounting firm.

ITEM 8A. CONTROLS AND PROCEDURES

Internal Controls Over Financial Reporting

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective based on the following material weaknesses: We did not have the procedures and systems to timely file our periodic reports. Management has instituted new procedures and software to assure timely preparation and dissemination of the subject periodic reports.

Management’s Annual Report on Internal Controls Over Financial Reporting

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management's assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including Mr. Meeks, our Chief Executive Officer, and Mr. Sparks, our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation and assessment led to the identification of a material weakness in our internal control over financial reporting as indicated below:

•
As is typical with emerging companies in the development stage, we lack the necessary number of personnel to provide adequate segregation of duties within our accounting and financial reporting functions.

•	As a result of the above described material weakness, we also have been non-timely in preparing and filing our financial statements with the SEC.

Our plan to remediate these material weaknesses, subject to monetary constraints, is to re-assign certain duties within our existing personnel structure and to hire additional personnel and/or utilize outside consultants to provide an acceptable level of segregation of duties. We believe that additional personnel will also result in timely preparation of our financial statements.

This annual report does not include an audit report of our registered public accounting firm regarding internal control over financial reporting. In addition, Management's report on internal control over financial reporting is not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B OTHER INFORMATION

None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages and positions of our directors and executive officers, as of December 31, 2007, are set forth below. Biographical information for each of these persons also is presented below:

Name	Age	Position Held
James Bouskos	59	Chairman of Board
Keith Meeks	47	President and Chief Executive Officer
Marshall F. Sparks	67	Chief Financial Officer, Secretary and Treasurer
Stephen J. Fryer	70	Director
Gary L. Nielsen	65	Director
Arthur C. Agnos	69	Director
James Stockland	45	Director

There are no family relationships between any of our directors and/or any executive officers.

James Bouskos – Chairman of the Board

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

Keith Meeks – President and Chief Executive Officer

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

Marshall F. Sparks – Chief Financial Officer and Secretary

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

Stephen J. Fryer – Director

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

Gary L. Nielsen – Director

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

Arthur C. Agnos – Director

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

James Stockland – Director

Mr. Stockland was elected to the Board of Directors in December 2007, Mr. Stockland is the Founder and CEO of A&D Sales and Marketing, Inc. in Fayetteville, Arkansas. A&D Sales procures and distributes meat and poultry products to the retail, foodservice and industrial markets in the U.S., Puerto Rico, Mexico, and other international markets.  A&D Sales is a successful meat and poultry trading companies in the United States and has an impeccable reputation within the industry built on trust and integrity since 1991. In 1994, Mr. Stockland co-founded Ozark Consulting and Marketing, Inc.  Ozark Consulting and Marketing represents some of the largest vendors in the seafood and poultry industries to Wal-Mart stores and Sam’s Wholesale Clubs.  OCM is responsible for ordering, inventory and replenishment, and many other changing duties.

Mr. Stockland attended the University of Central Arkansas in Conway, Arkansas and earned a bachelors degree in History and Physical Education.  He earned a Masters of Education degree from the University of Arkansas in Fayetteville.

Outside of work, Mr. Stockland is the President of the Donald W. Reynolds Boys and Girls Club.  The club is a $10,000,000 facility which encompasses approximately 85,000 square feet and services over 6,000 members annually.  Most of his board time has been spent creating and implementing a new strategic plan to keep up with the needs of the club, including fundraising for the operational needs as well as future growth and facility expansion.

Term of Office

Our directors are elected to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

Meetings of the Board of Directors and Information Regarding Committees

During our fiscal year ended December 31, 2007, our Board of Directors held two meetings.

Our Board of Directors has established three committees: an Audit Committee, a Compensation Committee and a Nominating/Governance Committee. As of January 31, 2008, these committees were comprised as follows:

Audit Committee:	Gary L. Nielsen (Committee Chairman), (Audit Committee Financial Expert) Stephen J. Fryer Arthur C. Agnos James Stockland

Compensation Committee:	Arthur C. Agnos (Committee Chairman) Gary L. Nielsen James Stockland

Nominating & Governance Committee	Stephen J Fryer (Committee Chairman) Gary L Nielsen Arthur C Agnos

As of December 31, 2007, Stephen J. Fryer, Gary L. Nielsen, Arthur C. Agnos and James Stockland are independent directors. The Board of Directors has determined that Mr. Nielsen is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-B.

Section 16(a) Beneficial Ownership reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our executive officers, directors and greater than 10% stockholders to file reports of beneficial ownership of our common stock on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the SEC.

We believe that during the fiscal year ended December 31, 2007, our executive officers, directors or beneficial owners of more than 10% of our common stock complied with the Section 16(a) filing requirements, with the following exceptions: Messrs. Agnos and Bouskos failed to file Form 4s reporting two common stock grants in connection with their service as directors; Mr. Fryer failed to file a Form 4 reporting one common stock grant in connection with his service as a director; Mr. Bouskos failed to file Form 4s reporting indirect dispositions of our common stock; and Mr. Stockland failed to file a Form 3 upon becoming a director of GFT. The Company anticipates that filings for each of the above will be filed shortly after the filing of this report on Form 10-KSB.

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

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

We have not adopted any retirement, pension, profit sharing or insurance programs or other similar programs for the benefit of our employees other than the 2006 Stock Incentive Plan for Officers, Directors, employees and consultants

The following table sets forth compensation information for services rendered by our Chief Executive Officer in fiscal 2007 and our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

James Bouskos	2007	76,116	—	10,500	86,616
Chairman of the	2006	76,116	103,350	10,500	189,966
Board

Keith Meeks	2007	150,555	—	11,096	161,651
President and	2006	150,555	—	9,295	159,850
Chief Executive

Marshall F Sparks	2007	106,500	—	—	106,500
Chief Financial	2006	106,500	413,400	—	519,900
Officer

(1)
Option awards took the form of fully vested Warrants to purchase common stock at an exercise price of $5.00 per share. The warrants were granted in November 2006 and have a term of 5 years. The amount shown is the imputed value of the warrant, calculated using the Black-Scholes method, required to be recognized in the financial statements.

(2)	Other Annual Compensation represents payments made on leased vehicles provided to these two officers.

Stock Option Grants

We adopted our 2006 Stock Incentive Plan in November 2006. Directors, officers, employees and consultants are eligible to receive awards under the plan.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
James Bouskos	—	50,000	—	$5.00	Nov. 2011
Keith Meeks	—	—	—
Marshall F. Sparks	—	200,000	—	$5.00	Nov. 2011

(1) The equity awards were in the form of warrants, which were not issued under our 2006 Stock Incentive Plan. The warrants are not exercisable until the shares are registered or our common stock is listed on a stock exchange or other market selected by the Company. No equity grants were awarded to our named executive officers during 2007.

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

As of December 31, 2007, our independent directors were Stephen J. Fryer, Gary L. Nielsen, Arthur C. Agnos and James Stockland. All directors are entitled to be reimbursed for reasonable expenses actually incurred by them in connection with their duties as directors.

Director compensation
Name	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($)(3)	Option Awards ($)	Total ($)
James Bouskos (1)	—	—	—	—
Stephen J Fryer	19,000	7,002		26,002
Gary L Nielsen	—	28,998		28,998
Arthur C Agnos	—	28,998		28,998
James Stockland	3,000	-		3,000
Total	22,000	64,998	-	86,998

(1) Mr. Bouskos did not receive any compensation for serving as a director. Compensation for services as an officer is disclosed above in the “Summary Compensation Table” disclosing named executive officer compensation.

(2) Director’s fees are accrued monthly and the accrual is paid in shares of common stock annually, the timing being at the request of the individual Director, with Directors permitted to defer all or a portion of such compensation. The dollar amounts in this column represent the amount of director fees accrued, but deferred, by each director during 2007. We did not pay any directors fees in cash in 2007, and anticipate paying such accrued amounts through the issuance of common stock in 2008.

(3) The dollar amounts in this column represent the portion of directors’ fees actually paid (in the form of common stock grants) during 2007, and not deferred. A total of 14,444 shares were issued during the year valued at $64,998. The shares of stock are fully vested and not subject to any forfeiture or repurchase restrictions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

In 2006, we adopted a stock incentive plan to incentivize officers, Directors, employees and consultants with awards of securities including stock options, stock appreciation rights and restricted stock grants. There are a maximum of 3,000,000 shares of Common Stock subject to award under the plan and the awards must be made at fair market value at the date of the award. We have awarded grants of 990,000 shares of restricted stock to 31 individuals. No awards were made to officers or Directors under the plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by security holders	None	None	2,010,000	(1)
Plans not approved by security holders	None	None	None

(1) Represents the unissued balance of the 2006 Stock Incentive Plan.

Beneficial Ownership Table

The following table sets forth information concerning the number of shares of our common stock as of December 31, 2007, that are owned beneficially by: (i) each person (including any group) known to us to beneficially own more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our officers and directors as a group. Unless otherwise indicated, the stockholders listed below possess sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable.

Name and Address of Beneficial Owner (1)	Number of Shares of Our Common Stock	Percentage of Shares of Our Common Stock (2)
James Bouskos (3)	816,652	3.0%
Keith Meeks (4)	796,933	2.9%
Marshall F. Sparks (5) (9)	133,334	0.5%
Stephen J. Fryer (6) (9)	312,000	1.1%
Gary L. Nielsen (7) (9)	124,814	0.5%
Arthur C. Agnos (8) (9)	26,333	*
James Stockland (9)	—	*
All directors and officers as a group (7 individuals)	2,210,065	8.0%

Mark Terry 1060 Cactus, Pocatello, ID 83204	2,376,178	8.7%

Global Food Tech, Inc. (“TECH”)	22,945,062	84.0%

* Less than one percent.

(1)	The address of the stockholders identified in this table is c/o Global Food Technologies, Inc., 113 Court Street, Hanford, CA 93203, unless otherwise indicated.
(2)	The percentage ownership is based on 27,307,881 shares of GFT common stock outstanding as of December 31, 2007.
(3)	Includes indirect beneficial ownership of 816,652 shares of GFT through ownership of shares of TECH.
(4)	Includes indirect beneficial ownership of 796,933 shares of GFT through ownership of shares of TECH
(5)	Includes indirect beneficial ownership of 133,334 shares of GFT through ownership of shares of TECH.
(6)	Includes indirect beneficial ownership of 291,112 shares of GFT through ownership of shares of TECH.
(7)	Includes indirect beneficial ownership of 103,334 shares of GFT through ownership of shares of TECH.
(8)	Includes indirect beneficial ownership of 4,334 shares of GFT through ownership of shares of TECH.
(9)
Mssrs. Agnos, Fryer and Nielsen are the directors of TECH. Mr. Fryer is also the President of TECH and Mr. Sparks is the Chief Financial Officer and Secretary of TECH. Messrs. Agnos, Fryer, Nielsen and Sparks share voting and dispositive powers with respect to the GFT shares held by TECH. Each of Messrs. Agnos, Fryer, Nielsen and Sparks expressly disclaims beneficial ownership of these shares solely by virtue of their positions as officers and directors of TECH. As noted above, certain of these individuals own shares of TECH, which are included on a proportional basis in calculating their indirect beneficial ownership of GFT.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

As of December 31, 2007, three of our directors, Messrs. Agnos, Fryer and Nielsen, serve as the members of Tech’s Board of Directors. Mr. Fryer also serves as Tech’s President, and Marshall F. Sparks, our Chief Financial Officer, Secretary and Treasurer, also has been appointed as the Chief Financial Officer, Secretary and Treasurer of Tech. This commonality of our respective Boards of Directors and executive managements could create, or appear to create, potential conflicts of interest when these directors and managements are faced with decisions that could have different implications for Tech and us.

Related Party Transactions

With respect to each of the transactions described below, we believe that the terms of such transactions were no less favorable to us than could have been obtained from unaffiliated third parties.

In June 2003, we relocated our scientific and engineering office from the manufacturing facility to a separate building. The building is owned by Mark Terry and Keith Meeks, who are two of our founders and officers, in the name of K&M Holdings LLC. The rental arrangement was on a month-to-month basis in the amount of $1,398 per month, which we believe represents the fair market rent. Pursuant to the Transaction, we assumed the lease for this facility. In July 2006, the engineering office was relocated, the building vacated and the rental arrangement was terminated.

In November 2005, we established an office in Newport Beach, California, to provide space for our Chief Financial Officer. Mike Rubel and Stephen J. Fryer personally leased office space co-located with Grant Bettingen Inc., our former investment banking firm, and allocated and rented space to us, Grant Bettingen Inc. and three other tenants. Pursuant to an oral agreement, the rental of the space was on a month-to-month basis at an initial rate of $790 per month. In July 2006, an additional office for engineering staff was rented, and the rental was increased to $2,100 per month. These premises were vacated in September 2007 and the arrangement was terminated. Mr. Fryer is our Director and our former interim Chief Executive Officer.

On August 11, 2005, we entered into a Stock Purchase Agreement with Solvis Group, Inc. and Pierce Mill Associates, Inc., pursuant to which we issued 520,000 shares of our common stock to Solvis, which were valued at $2,340,000. At such time, Mr. Fryer was a director of Dalrada Financial Corporation, which controlled Solvis, and was also one of our directors. The Stock Purchase Agreement with Solvis was amended to reduce the number of shares granted to Solvis to 100,000 shares, which were valued at $450,000 and charged to expenses as a cost of the Transaction.

In September 2005, we retained SC Capital Partners LLC (SCCP) to provide advisory services and transaction assistance on corporate matters, financing transactions and merger and acquisition transactions for a period of one year. A monthly retainer of $6,000 and reasonable expense reimbursement was included. The agreement included fees of 3% for assistance in raising sub-debt mezzanine financing, 10% cash and 10% warrants and 3% non-accountable expenses for assistance in raising equity capital. Our former interim CEO and a current member of our Board of Directors is a principal of SCCP. The retainer was paid for the duration of the contract and a total fee of $18,260 for raising equity capital was accrued in 2006 and paid in January 2007. This arrangement has expired.

On April 3, 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at eight percent (8%) per annum plus an additional five points, or $17,500, which was recorded as interest expense. The loan is secured by all assets, including any intellectual assets, of the Company. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $49,245 based upon a Black-Scholes option pricing model. which was recorded as additional interest expense In July 2006, $100,000 of principal was repaid, leaving a balance of $250,000 that is currently past due. The loan is currently a demand note. The loan is guaranteed by the President of the Company.

In April and May of 2006, we arranged three loans aggregating $290,000 from a Director of the Company. Two loans aggregating $190,000 are demand loans. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. The loans bear interest of 8% plus an additional five points, aggregating $14,500, due at maturity, which was expensed as additional interest expense in 2006. Additional consideration for the 3 loans was approved by the Board in August 2006, in the form of warrants to purchase 29,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $40,803 based upon a Black-Scholes option pricing model, which was recorded as additional interest expense In August 2006 another loan for $100,000 was made for 90 days from the Director’s IRA account at 8% interest and no additional consideration. The loan was extended in November 2006, May 2007 and November 2007 for an additional six months maturing in May 2008. The three loans are unsecured.

Director Independence

As of January 31, 2008, our independent directors were Stephen J. Fryer, Gary L. Nielsen, Arthur C. Agnos and James Stockman. These independent directors also serve on our audit committee, compensation committee and nominating and governance committee; no non-independent directors serve on such committees. Our common stock is not listed on any national securities exchange or other market. However, for purposes of determining director independence, we use the standards set forth by the American Stock Exchange. Mr. Fryer served as interim CEO from December 2003 through February 2005. In accordance with the American Stock Exchange rules, a director is considered independent if such service as an interim executive officer was for a period of less than one year. We also considered the related party transactions set forth in Item 12 of this report to the extent such transactions involved any of our independent directors, and believe that such transactions do not prevent the directors from being considered independent.

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

10.5(1)	Amendment No. 1 to Asset Acquisition Agreement dated November 21, 2005 between Global Food Tech, Inc., Solvis Group, Inc. and Global Food Technologies, Inc.

10.6(2)	Lease Agreement dated April 6, 2001 between Parrish Realty, Inc. and Global Food Technology, Inc.

10.7(2)	Lease Agreement Addendum dated April 22, 2002 between Parrish Realty, Inc. and Global Food Technologies, Inc.

10.8(5)	2006 Stock Incentive Plan

10.9*	Lease Agreement dated November 1, 2007 between STG Realty Ventures Inc and Global Food Technologies

24.1	Power of attorney (included in signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement
*	Filed herewith
‡	Furnished herewith

(1)	Filed on November 23, 2005 as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.

(2)	Filed on July 6, 2006, as an exhibit to our Annual Report on Form 10-KSB.

(3)	Filed on August 19, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on October 6, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on August 2, 2008, as an exhibit to our Annual Report on Form 10-KSB

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm Weinberg & Company, P.A., independent registered public accounting firm, audited our financial statements for the year ended December 31, 2006. The Board of Directors appointed Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), independent registered public accounting firm, to audit our financial statements for the year ended December 31, 2007.

The following table shows the fees billed for audit and other services provided by Squar Milner and Weinberg & Company, P.A., for the years ended December 31, 2007 and 2006:

	2007	2006
Audit Fees (1)	$61,000	$47,482
Audit-Related Fees	0	35,843
Tax Fees	0	0
All Other Fees (2)	0

Total	$61,000	$83,325

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

Dated: May 15, 2008	GLOBAL FOOD TECHNOLOGIES, INC.,
a Delaware corporation

	By:	/s/ Keith Meeks
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

Name:	Title	Date

/s/ Keith Meeks	President and Chief Executive Officer (Principal	May 15, 2008
Keith Meeks	Executive Officer)

/s/ James Bouskos	Chairman of the Board	May 15, 2008
James Bouskos

/s/ Marshall F. Sparks	Chief Financial Officer, Secretary and Treasurer	May 15, 2008
Marshall F. Sparks	(Principal Financial and Accounting Officer)

/s/ Stephen J. Fryer	Director	May 15, 2008
Stephen J. Fryer

/s/ Gary L. Nielsen	Director	May 15, 2008
Gary L. Nielsen

/s/ Arthur C. Agnos	Director	May 15, 2008
Arthur C. Agnos

/s/ James Stockland	Director	May 15, 2008
James Stockland

GLOBAL FOOD TECHNOLOGIES, INC
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PAGE 43	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE 44	REPORT OF PRIOR INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE 45	BALANCE SHEET AS OF DECEMBER 31, 2007

PAGE 46	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) THROUGH DECEMBER 31, 2007

PAGE 47	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FROM JULY 25, 2001 (INCEPTION) TO DECEMBER 31, 2007

PAGE 48	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO DECEMBER 31, 2007

PAGES 49-61	NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Global Food Technologies, Inc.
Hanford, California

We have audited the accompanying balance sheet of Global Foods Technologies, Inc. (the “Company”), a development stage company, as of December 31, 2007, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Food Technologies, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has incurred a net loss of $45,142,144 and negative cash flow from operations of $27,660,558 since inception, has negative working capital and is currently in default of certain debt. The Company’s ability to continue operations is predicated on its ability to raise additional capital and, ultimately to achieve profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Food Technologies, Inc.

We have audited the accompanying statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended December 31, 2006 and from July 25, 2001 (Inception) to December 31, 2006 of Global Food Technologies, Inc. (a development stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Global Food Technologies, Inc. for the year ended December 31, 2006, and for the period July 25, 2001 (Inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had a net loss of $36,127,217 and negative cash flow from operations of $22,521,220 since July 25, 2001 (Inception) to December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (“SFAS”), “Share-Based Payment” (“SFAS 123(R)”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.

Weinberg & Company, P.A.
Los Angeles, California
June 27, 2007

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

December 31,
2007
ASSETS

CURRENT ASSETS
Cash	$552,697
Prepaid expenses	29,246
Total Current Assets	581,943

FIXED ASSETS
Furniture and fixtures	73,776
Less accumulated depreciation	(31,144)
Fixed Assets – net	42,632

OTHER ASSETS	24,889

TOTAL ASSETS	$649,464

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$142,572
Accrued liabilities	286,340
Notes payable – related parties	540,000
Total Current Liabilities	968,912

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, none outstanding	-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 27,307,881 shares outstanding	2,731
Additional paid-in capital	44,819,965
Deficit accumulated during development stage	(45,142,144)
Total stockholders’ deficit	(319,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$649,464

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2007	For The Year Ended December 31, 2006	For the Period From July 25, 2001 (Inception) To December 31, 2007

Revenues	$-	$-	$-

Expenses
Marketing expense	2,711,594	2,791,150	7,672,820
General and administrative expense	2,840,884	5,172,838	12,602,356
Research and development costs	3,311,861	4,857,188	20,415,254
Depreciation	80,107	116,072	524,301
Interest expense	45,578	157,851	295,399
Asset impairment	24,903	-	3,182,014
Merger related costs	-	-	450,000
Total Expenses	9,014,927	13,095,099	45,142,144

NET LOSS	$(9,014,927)	$(13,095,099)	$(45,142,144)

Loss per Share, basic and diluted	$(0.35)	$(0.54)

Weighted average shares, basic and diluted	26,076,265	24,094,530

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO DECEMBER 31, 2007

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficiency
Issuance to founders at inception, at par	10,333,333	$1,033	$(1,002)	$-	$31
Sales of stock for cash	298,706	30	154,008	-	154,038
Premium on preferred stock	-	-	(200,800)	-	(200,800)
Net loss	-	-	-	(957,269)	(957,269)
Balance, December 31, 2001	10,632,039	1,063	(47,794)	(957,269)	(1,004,000)
Sales of stock for cash	4,848,575	485	4,308,374	-	4,308,859
Premium on preferred stock	-	-	(12,500)	-	(12,500)
Net loss	-	-	-	(3,584,307)	(3,584,307)
Balance, December 31, 2002	15,480,614	1,548	4,248,080	(4,541,576)	(291,948)
Sales of stock for cash	2,155,353	216	3,865,864	-	3,866,080
Premium on preferred stock	-	-	(291,800)	-	(291,800)
Net loss	-	-	-	(4,265,029)	(4,265,029)
Balance, December 31, 2003	17,635,967	1,764	7,822,144	(8,806,605)	(982,697)
Sales of stock for cash	1,199,081	120	4,434,772	-	4,434,892
Premium on preferred stock	-	-	(37,501)	-	(37,501)
Fair value of warrants issued for services	-	-	3,400	-	3,400
Net loss	-	-	-	(2,626,785)	(2,626,785)
Balance, December 31, 2004	18,835,048	1,884	12,222,815	(11,433,390)	791,309
Sales of stock for cash	1,732,220	173	7,943,948	-	7,944,121
Premium on preferred stock	-	-	(271,123)	-	(271,123)
Fair value of warrants issued for services	-	-	21,825	-	21,825
Fair value of stock issued for services	82,598	8	371,683	-	371,691
Conversion of preferred stock	2,400,540	240	2,938,879	-	2,939,119
Stock transferred in consummation of merger	100,000	10	-	-	10
Stock issued for merger related costs	100,000	10	449,990	-	450,000
Stock issued to round up split	1,369	-	-	-	-
Stock issued for media contract	244,444	24	1,099,976	-	1,100,000
Net loss	-	-	-	(11,598,728)	(11,598,728)
Balance, December 31, 2005	23,496,219	2,349	24,777,993	(23,032,118)	1,748,224
Sales of stock for cash	724,958	73	3,111,338	-	3,111,411
Stock issued for services	37,065	4	166,782	-	166,786
Fair value of incentive stock issued	530,000	53	2,384,947	-	2,385,000
Stock issued for media contract	411,111	41	1,849,959	-	1,850,000
Fair value of warrants issued	-	-	2,982,098	-	2,982,098
Net loss	-	-	-	(13,095,099)	(13,095,099)
Balance, December 31, 2006	25,199,353	2,520	35,273,117	(36,127,217)	(851,580)
Sales of stock for cash , net	1,273,705	127	5,477,237	-	5,477,364
Stock issued for services	208,155	21	936,666	-	936,687
Fair value of incentive stock issued	460,000	46	2,069,954	-	2,070,000
Stock issued for media contract	166,668	17	749,983	-	750,000
Fair value of warrants issued	-	-	313,008	-	313,008
Net loss	-	-	-	(9,014,927)	(9,014,927)
Balance, December 31, 2007	27,307,881	$2,731	$44,819,965	$(45,142,144)	$(319,448)

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2007	For The Year Ended December 31, 2006	For The Period From July 25, 2001 (Inception) To December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,014,927)	$(13,095,099)	$(45,142,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80,107	116,072	524,301
Impairment of assets	24,903	-	24,903
Fair value of warrants issued for services	313,008	2,982,098	3,320,331
Fair value of stock issued for services	936,687	166,786	1,475,164
Fair value of incentive plan grants	2,070,000	2,385,000	4,455,000
Fair value of stock issued for media services	750,000	1,850,000	3,700,000
Impairment of BEST system	-	-	3,157,111
Merger related costs	-	-	450,000
Changes in assets and liabilities:
Prepaid expenses	(2,898)	125,672	(29,246)
Other assets	(13,389)	-	(24,889)
Accounts payable and accrued liabilities	(271,327)	372,439	428,911
Cash used in operating activities	(5,127,836)	(5,097,032)	(27,660,558)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of BEST system	-	-	(3,157,111)
Acquisition of fixed assets	-	(22,910)	(591,836)
Cash used in investing activities	-	(22,910)	(3,748,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related parties	-	740,000	740,000
Principal payments on notes payable – related parties	-	(200,000)	(200,000)
Sale of redeemable Series A preferred stock	-	-	2,125,405
Sale of common stock	5,477,364	3,111,411	29,296,797
Cash provided by financing activities	5,477,364	3,651,411	31,962,202

INCREASE (DECREASE) IN CASH	349,528	(1,468,531)	552,697

CASH – BEGINNING OF PERIOD	203,169	1,671,700	-

CASH – END OF PERIOD	$552,697	$203,169	$552,697

SUPPLEMENTAL DISCLOSURES
Interest paid	$4,000	$2,000	$97,970

Noncash financing transactions
Accretion of redemption value of preferred stock	$-	$-	$813,719
Conversion of Series A preferred stock to common stock	$-	$-	$2,939,119
Stock transferred in consummation of merger	$-	$-	$10

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.	NATURE OF BUSINESS

Global Food Technologies, Inc. (the “Company”, “we” or “us”) is a biotechnology company focused on food safety processes for the food processing industry by using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood, poultry and meat, and to make those products safer for human consumption. The Company has developed a process using its developed technology called the “iPura™ Food Processing System”. The Company’s ability to generate revenue will depend, among other things, on its ability to demonstrate the merits of the iPura™ system as well as brand development and establishing alliances with suppliers and vendors. The Company has not generated revenues to date and continues to operate as a development stage entity.

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

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities. No revenue has been generated to date and the Company has accumulated losses totaling $45,142,144 and negative cash flows from operations of $27,660,558 from inception to date through December 31, 2007, has negative working capital and is currently in default of certain debt. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital and achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our cash balance as of December 31, 2007, we estimate that we will need to raise additional capital in the amount of $7 million to cover our operating costs for fiscal year 2008 and to build two units of The iPura™ System. If additional units are required to meet customer demand, we will need to raise additional funds. Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding. We are exploring commercial and joint venture financing opportunities and relationships with potential processor/customers with sale and lease-back arrangements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of Company management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company is classified as a development stage enterprise under U.S. GAAP and has not generated significant revenues from its principal operations.

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

iPura™ (formerly the “BEST”) Seafood Processing System – The iPura™ Seafood Processing System, the physical embodiment of our food processing technology, was completed, tested and available for commercial application (in a previous generation design) in 2005 and was capitalized at a construction cost of $3,157,111. Design, testing and support costs involved were expensed. In 2005, mechanical and software upgrades were implemented to optimize the mechanical process. The improvements were so substantial that this prior model was deemed inappropriate for installation in a customer’s processing facility. As a result, the Company recorded an asset impairment charge of $3,157,111 for the year ended December 31, 2005. A new model is being constructed with increased capacity and simplified operating and maintenance parameters. Design, testing and support costs incurred on this model through December 31, 2007 have been included in research and development costs.

Concentration of Credit Risk

We place our cash with high quality financial institutions, and at times may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight line method based on the estimated useful lives of the assets, all estimated at five years. There are no capitalized leasehold improvements.

Long-lived Assets

We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long lived assets are to be held and reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We periodically review the carrying value of long lived assets to determine whether an impairment to such value has occurred. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

In July 2007, we wrote off $24,903 of laboratory equipment primarily due to the relocation of the research and development activity from Pocatello, Idaho to Hanford, California. No other impairments were recorded during the period from June 25, 2001 (Inception) through December 31, 2007.

Research and Development Costs

Research and development costs are expensed as incurred. Purchased materials that do not have an alternative future use and the cost to develop prototypes of production equipment are also expensed. Costs incurred after the production process is viable and a working model of the equipment has been completed will be capitalized as long-lived assets.

Income Taxes

We account for income taxes under the SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. We adopted FIN 48 on January 1, 2007. As a result of adoption of FIN 48, we recognized no liability for unrecognized income tax benefits. Additionally, we recognized no interest and penalties related to uncertain tax positions and as of the year ended December 31, 2007, we have no accrued interest related to uncertain tax positions. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, accounts payable and accrued liabilities approximate their fair value as of December 31, 2007. The fair value of the Company’s notes payable to related parties approximate their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company.

Loss Per Share

SFAS No. 128, “Earnings per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

The 4,524,367 and 3,804,458 stock purchase warrants outstanding at December 31, 2007 and 2006, respectively, were not used in the computation of loss per share as their effect would be antidilutive.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company's financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value.  Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 “ Accounting for Certain Investments in Debt and Equity Securities” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company's financial position or results of operations.

On December 4, 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.”  SFAS No. 141(R) will significantly change the accounting for business combinations such that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific items, including:

Acquisition costs will be generally expensed as incurred;

Noncontrolling interests (formerly known as "minority interests" — see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

FAS No. 141(R) also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.  Management does not believe such statement will have any impact on its future financial statements.

Also, on December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.”  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited.  Management does not believe such statement will have any impact on its future financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the fiscal 2006 financial statements to conform to the 2007 presentation.

3.	NOTES PAYABLE TO RELATED PARTIES

On April 3, 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at eight percent (8%) per annum plus an additional five points and is secured by all assets, including any intellectual assets, of the Company. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $49,245 based upon the Black-Scholes-Merton option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 4.8%, an expected term of 2 years, and 0% dividend yield. In July 2006, $100,000 of principal was repaid. The remaining balance of $250,000 is due on demand. The loan is guaranteed by the President of the Company.

In April and May of 2006, we arranged for three loans aggregating $290,000 from a Director of the Company. Two of the loans aggregating $190,000 are demand loans and bear interest of 8% plus an additional five points. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. The remaining balance of $190,000 is due on demand. Additional consideration for the 3 loans was approved by the Board in August 2006, in the form of warrants to purchase 29,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $40,803 based upon the Black-Scholes-Merton option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 4.8%, an expected term of 2 years, and 0% dividend yield. In August 2006, we arranged for a fourth loan, a 90 day bridge loan, for $100,000 from the Director bearing interest at 8%. The loan was extended in November 2006, May 2007 and November 2007 for an additional six months maturing in May 2008. Such loans are unsecured.

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

Fiscal Year		Sale proceeds	Redemption Premium	Series A Preferred Shares Outstanding
2001	Sale at $.75 per share	$803,200	$200,800	1,070,933
2002	Sale at $.75 per share	$50,000	$12,500	66,667
2003	Sale at $.93 per share	$1,167,205	$291,800	1,269,607
2005	Sale at $4.50 per share	$150,000	$37,501	33,333
	Balance, December, 31 2005	$2,170,405	$542,601	2,440,540
2005	Accretion		$271,123
2005	Redemption by estate	$(30,000)	$(15,000)	(40,000)
2005	Conversion	$(2,140,405)	$(798,724)	(2,400,540)
	Balance September 30, 2005	$0	$0	0

5. STOCKHOLDERS’ DEFICIT

Stock Issuances

In 2006, we commenced a private placement of our securities to accredited investors in conformity with Rule 506 of Regulation D of the Securities Act of 1933, as amended. The initial form of offering consisted of 500,000 units, each consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock for a maximum offering price of $4,500,000. Subsequently, the offering has been modified to include more or less warrants but the selling price remained constant at $4.50 per share or per unit. In addition, we have conducted offshore sales of common stock at a purchase price of $4.50 per share, plus warrant coverage that varied from time to time, pursuant to Regulation S of the Securities Act of 1933, as amended.

In 2007, a total of 1,273,705 shares of common stock and 565,522 warrants to purchase common stock were issued in private placements for total proceeds of $5,477,364, net of commissions of $254,228. All stock and unit sales were at $4.50 per share or unit.

Stock Incentive Plan

In November 2006, we adopted a stock incentive plan to incentivize employees and consultants with awards of stock options, stock appreciation rights and restricted stock grants. There are a maximum of 3,000,000 shares of Common Stock subject to award under the plan and the awards must be made at fair market value at the date of the award. In 2006, we awarded grants of 530,000 shares of restricted stock to 26 individuals upon adoption of the Plan and recorded a compensation expense of $2,385,000. In 2007, we awarded 460,000 shares to 16 individuals and recorded a compensation expense of $2,070,000. All shares issued under the plan were valued at $4.50 per share. The shares become fully vested upon registration of the shares with the Securities and Exchange Commission or upon the development of a listing in a market initiated by us.

Officers and Directors Stock Compensation

In 2006, the Board of Directors granted warrants to purchase common stock to officers and certain Directors as one-time additional compensation. The warrants were fully exercisable at date of grant, were exercisable at $5.00 per share and for a term of 5 years. Grants were to 5 individuals for a total of 500,000 shares, with immediate vesting. Using a Black-Scholes-Merton option pricing model using the following weighted average assumptions, the warrants were determined to have an total fair value of $1,033,500 which was charged to compensation expense at the date of grant. There were no grants of options or warrants to officers or Directors in 2007.

Fair value of warrants at grant date	$2.067
Dividend vield	0
Expected volatility	50%
Risk-free interest rate	4.57%
Expected term of the warrant	5 years

A summary of the status of this compensation arrangement is as follows:

	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	500,000	$5.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2007	500,000	$5.00	3.8	$0
Exercisable at December 31, 2007	500,000	$5.00	3.8	$0

Warrants

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

In 2007, we extended the expiration date of the older warrants to December 31, 2008 and reduced the exercise price of some warrants from $5.70 to $4.50 per share.

During 2007, we issued an additional 565,522 warrants, 43,877 exercisable at $5.00 for 2 years and 521,644 exercisable at $7.00 for 3 years in connection with our equity offerings.

During 2007, 154,387 warrants were issued for services and relating to fund raising efforts, all of these warrants are exercisable at $5.00 per share, 4,388 warrants are exercisable for two years and 150,000 warrants are exercisable for 5 years. The fair value of all of the warrants issued in 2007 aggregated $313,008. The Company used a Black-Scholes-Merton pricing model with the following weighted average assumptions to determine the fair value of the warrants: expected volatility of 50%, a risk-free interest rate of 4.9%, an expected term of 4.4 years, and 0% dividend yield. See Note 3 for warrants issued as additional interest on notes payable.

At December 31, 2007, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at January 1, 2006	2,122,335	$5.15
Warrants granted	1,682,123	4.98
Warrants expired	-	-
Warrants outstanding at December 31, 2006	3,804,458	4.71
Warrants granted	719,909	6.45
Warrants expired	-	-

Warrants outstanding at December 31, 2007	4,524,367	$4.99

The following table summarizes information about warrants outstanding at December 31, 2007:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price
1,855,670	$ 4.50	2008-2010	$ 4.50
258,122	$ 5.00	2008	$ 5.00
66,666	$ 4.50	2010	$ 4.50
1,360,000	$ 5.00	2011	$ 5.00
521,644	$ 7.00	2010	$ 7.00
150,000	$ 5.00	2012	$ 5.00
48,265	$ 5.00	2009	$ 5.00
64,000	$ 4.50	(1)	$ 4.50
200,000	$ 4.50	(2)	$ 4.50
4,524,367			$ 4.99

(1)	Expires two years after repayment of principal on notes giving rise to the warrants
(2)	Warrants expire 2 years after commencement of trading of common shares

Recapitalization

Following the asset purchase transaction, the Company amended the agreements with our private parent company and the Company’s former shell stockholders to reduce the total number of shares of common stock outstanding immediately following the asset purchase transaction to 23,389,506. These amendments were made to recapitalize the Company in lieu of consummating a one-for-three reverse stock split. All shares and per share amounts reflect the recapitalization as of the first period presented.

6. RELATED PARTY TRANSACTIONS

In June 2003, we relocated our scientific and engineering office from the manufacturing facility to a building owned by Mark Terry and Keith Meeks, who are two of our founders and officers. In July 2006, the engineering office was relocated, the building vacated and the rental arrangement was terminated. We incurred $9,786 and $51,726 of rent expense in 2006 and from inception to date.

In November 2005, we established an office in Newport Beach, California, to provide space for our Chief Financial Officer. These premises were vacated in September 2007 and the arrangement was terminated. We incurred $20,590 and $41,910 of rent expense in 2007 and from inception to date.

On August 11, 2005, we entered into a Stock Purchase Agreement with Solvis Group, Inc. and Pierce Mill Associates, Inc., pursuant to which we issued 520,000 shares of our common stock to Solvis, which were valued at $2,340,000. At such time, Mr. Fryer was a director of Dalrada Financial Corporation, which controlled Solvis, and was also one of our directors. In 2005, the Stock Purchase Agreement with Solvis was amended to reduce the number of shares granted to Solvis to 100,000 shares, which were valued at $450,000 and charged to expenses as a cost of the Transaction.

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

In 2005, the Company paid $50,000 in cash and issued 244,444 shares of unrestricted stock valued $4.50 per share, for a total of approximately $1,100,000, which was charged to marketing expense at the date the common shares were issued.

In 2006, 244,444 shares of unrestricted common stock, valued at $4.50 per share, or $1,100,000, and 166,667 shares of restricted common stock, valued at $4.50 per share, or approximately $750,000, were issued pursuant to the media agreement, all of which was charged to marketing expense at the date the common shares were issued.

In 2007, 166,668 shares of restricted stock, valued at $4.50 per share, or approximately $750,000, were issued and charged to marketing expense at the date the common shares were issued.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease all our headquarters and engineering facilities in Hanford, California. We also lease automobiles for officers and office equipment. Future minimum lease payments required on these non-cancelable operating leases are as follows:
Year ended December 31,	Amount

2008	$213,013
2009	152,821
2010	139,443
2011	134,974
2012	134,156
2013	138,182
2014	118,010
$1,030,599

Other

We have issued purchase orders for components and engineering for the iPura1 system, of which $ 562,881 remains unpaid and committed at December 31, 2007.

9. INCOME TAXES

We do not have significant income tax expense or benefit from inception through December 31, 2007. Our tax net operating losses have resulted in a deferred tax asset with a 100% valuation allowance on such asset at December 31, 2007. Our tax net operating loss carryforward approximates $25 million at December 31, 2007. Some or all of such loss carryforward may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets at December 31, 2007 and 2006 as follows:

	2007	2006
Net operating loss carryforward	$25,938,284	$18,334,084
Less valuation allowance	$(25,938,284)	$(18,334,084)
Net deferred tax asset	$-	$-

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Tax benefit at the U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0%	34.0%
Effective income tax rate	-%	-%

10. SUBSEQUENT EVENTS

On January 1, 2008, the Company issued 41,667 shares of common stock as part of the Media Agreement.

During the period January 1, 2008 through February 29, 2008, the Company sold 198,586 shares of its common stock for total proceeds of $893,635 at a price of $4.50 per share.

In January 2008, the Board awarded stock grants to certain employees, consultants and advisors as compensation for services. A total of 174,322 shares were awarded with a fair market value of $784,449 which will be recorded as compensation expense in the first quarter of 2008. Of these shares 45,000 were awarded in the form of restricted stock under our Stock Incentive Plan – 2006. One advisor also received 150,000 warrants to purchase common stock at he price of $5.00 per share for a period of 5 years. This warrant has an imputed value of $308,827 which will be recorded as compensation expense in the first quarter of 2008.

In January 2008, an additional $100,000 was borrowed from a Director by way of a margin loan from his broker. The interest will be billed directly from the broker at statutory margin rates. The loan was repaid in 30 days. See Note 3 for other loans from this Director.

The Board in its January 2008 meeting awarded stock to certain Directors. The continued faithful financial support by one Director in the form of loans when necessary without regard to payment at maturity was recognized by an award of 78,000 shares of common stock representing a 20% equity coverage on the aggregate amount loaned. New independent Directors are granted an initial award upon joining the Board and therefore the new Director in 2007 was granted 25,000 shares of common stock. Another independent Director granted an initial award of 8,333 shares in 2005 was granted an additional award of 16,667 shares of common stock to bring him to parity with the current level of initial Director compensation.