Form 10-Q
period 2008-03-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2008-06-12
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2008

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

559-589-0100
(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ accelerated filer ☐ non accelerated filer ☐ smaller reporting company ☒

Indicate by check mark whether registrant is a shell company Yes☐ No☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of March 31, 2008
Common stock, par value $0.0001	27,722,148

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current Assets
Cash	$92,694	$552,697
Prepaid expenses	54,068	29,246
Total Current Assets	146,762	581,943

Fixed Assets – net	38,944	42,632

Other Asset	24,889	24,889

TOTAL ASSETS	$210,595	$649,464

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$248,025	$142,572
Accrued liabilities	271,181	286,340
Notes payable – related parties	540,000	540,000
Total Current Liabilities	1,059,206	968,912

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 27,722,148 shares issued and outstanding	2,772	2,731
Additional paid-in capital	46,681,633	44,819,965
Deficit accumulated during the development stage	(47,533,016)	(45,142,144)
Total Stockholders’ Deficit	(848,611)	(319,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$210,595	$649,464

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		The Period From July 25, 2001 (Inception) To March 31,
	2008	2007	2008

Revenues	$-	$-	$-

Expenses
Marketing	587,198	610,282	8,260,018
General and administrative	997,459	1,254,208	13,599,815
Research and development	789,862	588,141	21,205,116
Depreciation	3,689	29,592	527,990
Interest	12,664	10,800	308,063
Asset impairment	-	-	3,182,014
Merger related costs	-	-	450,000
Total Expenses	2,390,872	2,493,023	47,533,016

NET LOSS	$(2,390,872)	$(2,493,023)	$(47,533,016)

Loss per common share, basic and diluted	$(0.09)	$(0.10)

Weighted average common shares outstanding, basic and diluted	27,515,015	25,416,845

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO MARCH 31, 2008
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit
Issuance to founders at inception, at par	10,333,333	$1,033	$(1,002)	$-	$31
Sales of stock for cash, net	298,706	30	154,008	-	154,038
Premium on preferred stock	-	-	(200,800)	-	(200,800)
Net loss	-	-	-	(957,269)	(957,269)
Balance, December 31, 2001	10,632,039	1,063	(47,794)	(957,269)	(1,004,000)
Sales of stock for cash, net	4,848,575	485	4,308,374	-	4,308,859
Premium on preferred stock	-	-	(12,500)	-	(12,500)
Net loss	-	-	-	(3,584,307)	(3,584,307)
Balance, December 31, 2002	15,480,614	1,548	4,248,080	(4,541,576)	(291,948)
Sales of stock for cash, net	2,155,353	216	3,865,864	-	3,866,080
Premium on preferred stock	-	-	(291,800)	-	(291,800)
Net loss	-	-	-	(4,265,029)	(4,265,029)
Balance, December 31, 2003	17,635,967	1,764	7,822,144	(8,806,605)	(982,697)
Sales of stock for cash, net	1,199,081	120	4,434,772	-	4,434,892
Premium on preferred stock	-	-	(37,501)	-	(37,501)
Fair value of warrants issued for services	-	-	3,400	-	3,400
Net loss	-	-	-	(2,626,785)	(2,626,785)
Balance, December 31, 2004	18,835,048	1,884	12,222,815	(11,433,390)	791,309
Sales of stock for cash, net	1,732,220	173	7,943,948	-	7,944,121
Premium on preferred stock	-	-	(271,123)	-	(271,123)
Fair value of warrants issued for services	-	-	21,825	-	21,825
Fair value of stock issued for services	82,598	8	371,683	-	371,691
Conversion of preferred stock	2,400,540	240	2,938,879	-	2,939,119
Stock transferred in consummation of merger	100,000	10	-	-	10
Stock issued for merger related costs	100,000	10	449,990	-	450,000
Stock issued to round up split	1,369	-	-	-	-
Stock issued for media contract	244,444	24	1,099,976	-	1,100,000
Net loss	-	-	-	(11,598,728)	(11,598,728)
Balance, December 31, 2005	23,496,219	2,349	24,777,993	(23,032,118)	1,748,224
Sales of stock for cash, net	724,958	73	3,111,338	-	3,111,411
Stock issued for services	37,065	4	166,782	-	166,786
Fair value of incentive stock issued	530,000	53	2,384,947	-	2,385,000
Stock issued for media contract	411,111	41	1,849,959	-	1,850,000
Fair value of warrants issued	-	-	2,982,098	-	2,982,098
Net loss	-	-	-	(13,095,099)	(13,095,099)
Balance December 31, 2006	25,199,353	2,520	35,273,117	(36,127,217)	(851,580)
Sales of stock for cash, net	1,273,705	127	5,477,237	-	5,477,364
Stock issued for services	208,155	21	936,666	-	936,687
Fair value of incentive stock issued	460,000	46	2,069,954	-	2,070,000
Stock issued for media contract	166,668	17	749,983	-	750,000
Fair value of warrants issued	-	-	313,008	-	313,008
Net loss	-	-	-	(9,014,927)	(9,014,927)
Balance December 31, 2007	27,307,881	2,731	44,819,965	(45,142,144)	(319,448)
Sales of stock for cash, net	241,489	24	1,084,185	-	1,084,209
Stock issued for services	131,111	13	589,987	-	590,000
Stock issued for media contract	41,667	4	187,496	-	187,500
Net loss	-	-	-	(2,390,872)	(2,390,872)
Balance, March 31, 2008	27,722,148	$2,772	$46,681,633	$(47,533,016)	$(848,611)

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,		The Period From July 25, 2001 (Inception) To March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,390,872)	$(2,493,023)	$(47,533,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,689	29,592	527,990
Fair value of warrants issued for services	-	310,648	3,320,331
Fair value of stock issued for services	590,000	604,947	2,065,164
Fair value of incentive plan grants	-	202,500	4,455,000
Fair value of stock issued for media services	187,500	187,500	3,887,500
Impairment of assets	-	-	3,182,014
Merger related costs	-	-	450,000
Changes in assets and liabilities:
Prepaid expenses	(24,822)	(24,622)	(54,068)
Other assets	-	-	(24,889)
Accounts payable and accrued liabilities	90,293	74,202	519,204
Cash used in operating activities	(1,544,212)	(1,108,256)	(29,204,770)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of BEST system	-	-	(3,157,111)
Acquisition of fixed assets	-	-	(591,836)

Net cash used in investing activities	-	-	(3,748,947)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for notes payable – related parties	-	-	740,000
Principal payments on notes payable – related parties	-	-	(200,000)
Sale of redeemable Series A preferred stock – net	-	-	2,125,405
Sale of common stock	1,084,209	905,087	30,381,006

Net Cash provided by financing activities	1,084,209	905,087	33,046,411

CHANGE IN CASH	(460,003)	(203,169)	92,694

CASH – BEGINNING OF PERIOD	552,697	203,169	-

CASH – END OF PERIOD	$92,694	$-	$92,694

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-	$97,970
Non-cash financing transactions:
Conversion of redeemable preferred stock	$-	$-	$2,939,119
Accretion of redemption value of preferred stock	$-	$-	$813,719
Stock transferred in consummation of merger	$-	$-	$10

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities. No revenue has been generated to date and the Company has accumulated losses totaling $47,533,016 and negative cash flows from operations of $29,204,770 from inception through March 31, 2008 and has negative working capital. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, begin earning revenue and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed with the SEC on May 16, 2008. The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. The condensed balance sheet as of December 31, 2007 and the condensed statement of stockholders’ equity from inception to December 31, 2007 have been derived from the December 31, 2007 audited financial statements filed in the Company’s 2007 Form 10-KSB.

Accounting policies

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Loss per common share - Loss per common share was computed using the weighted average number of shares of common stock outstanding during the period. Stock purchase options and warrants were not used in the computation since their effect would be antidilutive.

2. Stockholders’ Deficit

Stock Issuances. We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations. Through December 31, 2007, common and preferred stock were sold in various offerings resulting in 14,633,138 shares being issued for cash with total net proceeds of $32,506,411.

In the three months ended March 31, 2008, a total of 241,489 shares of common stock and 104,554 warrants to purchase common stock were issued in private placements for total proceeds of $1,084,209, net of commissions of $2,500. All stock and unit sales were at $4.50 per share or unit. All warrants are exercisable at $7.00 per share and have a three year term.

In the three months ended March 31, 2008, a total of 131,111 shares of common stock were issued for services to consultants and Directors. Related expense of approximately $590,000 was recorded as operating expenses in the quarter ended March 31, 2008.

The above securities were issued under exemption from Registration under either Regulation D or S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

Media Agreement. On September 30, 2005, we entered into a three year contract for media production and distribution services with Global Media Fund, LLC, which will provide nationally syndicated newspaper and radio features about us, our iPura™ food processing systems and food safety issues to 10,000 newspapers and 6,000 radio stations. The total cost for the contract is $4,500,000. The Company agreed to pay (i) $2,250,000 in cash or common stock in the first year of the contract and $2,250,000 in shares of restricted common stock in 12 quarterly installments which began in January 2006. During the three months ended March 31, 2008, and in accordance with the media agreement, 41,667 shares of common stock valued at $187,500 (based on recent sales of common stock to third parties for $4.50 per share) were issued and charged to marketing expense.

Warrants. At December 31, 2007, there were 4,524,367 warrants outstanding. In the three months ended March 31, 2008, an additional 104,554 warrants were issued in conjunction with sales of common stock (as noted above). There are 4,628,921 warrants outstanding as of March 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presentation of Management’s Plan of Operation has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made below in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here.

Plan of Operation

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our BEST Seafood Processing System. The BEST Seafood Processing System has been re-branded as the iPura™ System and we believe is ready for market introduction as the embodiment of The iPura™ Food Safety Program, although our other prospective products still require additional research and development, and some customization of the iPura™ system will be required for each specific on-site installation. As of March 31, 2008, we have not generated any revenues and we have incurred accumulated losses of $47,533,016 and negative operating cash flows of $29,204,770. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Production has commenced on one unit of the current generation of the iPura™ system, including the material handling components necessary for processing salmon, which we intend to use for a commercial installation. We are continuing development of a modified iPura system for the processing of more dense seafood including tilapia and shrimp.

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

The loss for the quarter ended March 31, 2008 is 4% less than the comparable quarter in 2007 principally due to the closure of the Idaho facility. Research and development expenses increased 34% in 2008 as the fabrication of the prototype design was commenced in late 2007.

Revenues

Since our inception, we have not had any revenues from operations and have operated mainly as a research and development company. We are classified as a “Development Stage Company” under accounting principles generally accepted in the United States.

Liquidity and Capital Resources

Historically, our sole source of cash has been the sale of equity to investors and we will need significant additional capital in the future to cover operating expenses, including costs for constructing additional iPura™ Systems. However, the amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We believe that commercial financing may be available in the future to construct and install our iPura™ Systems, but have not identified any sources of financing. We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.

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

Critical Accounting policies

Loss per common share - Loss per common share was computed using the weighted average number of shares of common stock equivalents outstanding during the period. Stock purchase warrants were not used in the computation as their effect would be antidilutive.

Stock-based compensation – Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption. The initial adoption of this standard had no effect on the Company’s financial statements.

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

Cautionary Information Regarding “Forward-Looking Statements”

This Quarterly Report on Form 10-Q includes certain statements about us that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to matters such as, among other things, product development and acceptance, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

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

We note that a variety of factors could cause our actual results and future experiences to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The risks and uncertainties that may affect our operations, performance, development and results include, but are not limited to, the following:

•	whether we will be able obtain additional financing to continue or expand operations and the terms on which we will be able to obtain this financing, if at all;

•	whether our initial system installation will perform as expected in commercial applications;

•	our ability to obtain one or more third-party manufacturers for our system components and other products;

•	the cost at which we will be able to have our system components and other products manufactured, if at all, and the time it will take to have our system components and other products manufactured;

•	our ability to obtain all required components for our systems on a timely basis and at the prices we anticipate;

•	whether our systems and products are viewed as providing the benefits we claim and whether these benefits are marketable by any customers we may seek to obtain;

•	our ability to enter into service contracts with food processors, the time it takes for us to enter into any of these contracts and the prices we are able to charge these customers;

•	our systems and products performing in the manner we expect in customer applications and without any material modifications;

•	our ability to obtain all necessary governmental approvals for our systems and other products;

•	whether the introduction of the iPura™ brand will succeed in creating preferences with the consuming public;

•	whether we will be able to apply our technology to products other than fish or use our technology in any other fields;

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

•	our ability to hire, train and retain a consistent supply of reliable and effective employees, both domestically and in any countries in which we might be able to install one of our processing system;

•	the risk of non-payment by, and/or insolvency or bankruptcy of, any of our future customers or others with indebtedness to us;

•	the costs of complying with applicable labor laws and requirements, including, without limitation, with respect to health care;

•	economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which we may seek to conduct our business or obtain customers;

•	changes in tax laws or the laws and regulations governing food processing and on income generated outside the United States;

•	general economic, business and social conditions in the United States and in foreign countries where we may conduct our business;

•	fluctuation in interest rates, insurance, shipping, energy, fuel and other business utilities in any countries in which we conduct business;

•	the stability of and fluctuations in currencies in which we conduct business;

•	threats or acts of terrorism or war; strikes, work stoppages or slow downs by labor organizations in any countries in which we conduct business; and

•	natural or man-made disasters that could adversely impact the industries or countries in which we conduct business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective. Our primary deficiency has been in failing to timely file our periodic reports due to our limited number of personnel and segregation of duties.

Changes in Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2008. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item. However, see “Cautionary Information Regarding Forward-Looking Statements” in Part I, Item 2 for a brief description of certain risks that could have a material, adverse impact on the Company and its operations.

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

In the three months ended March 31, 2008, a total of 241,489 shares of common stock and 104,554 warrants to purchase common stock were issued in private placements for total proceeds of $1,084,209, net of commissions of $2,500. All stock and unit sales were at $4.50 per share or unit. All of the 104,554 warrants were issued with an exercise price of $7.00 and a term of 3 years.

In the three months ended March 31, 2008, a total of 131,111 shares of common stock issued for services. Related expense of approximately $590,000 was recorded as operating expenses in the period ended March 31, 2008.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three month period ended March 31, 2008, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a) Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

None

(b)  Item 407(c)(3) of Regulation S-K

During our fiscal quarter covered by this Quarterly Report on Form 10-Q, there have not been any material change to the procedures by which our security holders may recommend nominees to our Board of Directors.

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

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: June 11, 2008	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: June 11, 2008	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)