Form 10-Q
period 2008-06-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2008-08-12
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 2008

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

Large accelerated filer ☐ accelerated filer ☐ non accelerated filer ☐ smaller reporting company ☒

Indicate by check mark whether registrant is a shell company Yes☐ No☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of June 30, 2008
Common stock, par value $0.0001	27,929,575

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
ASSETS	June 30, 2008 (Unaudited)	December 31, 2007
Current Assets
Cash	$100,046	$552,697
Prepaid expenses	41,020	29,246
Total Current Assets	141,066	581,943

Fixed Assets - net	35,254	42,632

Other Asset	24,889	24,889

TOTAL ASSETS	$201,209	$649,464

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$296,957	$142,572
Accrued liabilities	274,425	286,340
Notes payable - related parties	640,000	540,000
Total Current Liabilities	1,211,382	968,912

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 27,929,575 and 27,307,881 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2,792	2,731
Additional paid-in capital	47,615,432	44,819,965
Deficit accumulated during the development stage	(48,628,397)	(45,142,144)
Total Stockholders’ Deficit	(1,010,173)	(319,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$201,209	$649,464

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		The Period From July 25, 2001 (Inception) To
	2008	2007	2008	2007	June 30, 2008

Revenues	$-	$-	$-	$-	$-

Expenses
Marketing	521,065	530,858	1,108,263	1,141,140	8,781,083
General and administrative	372,885	392,126	1,370,344	1,646,335	13,972,700
Research and development	184,822	389,049	974,684	977,189	21,389,938
Depreciation	3,689	29,592	7,378	59,184	531,679
Interest	12,920	10,800	25,584	21,600	320,983
Asset impairment	-	-	-	-	3,182,014
Merger related costs	-	-	-	-	450,000
Total Expenses	1,095,381	1,352,425	3,486,253	3,845,448	48,628,397

NET LOSS	$(1,095,381)	$(1,352,425)	$(3,486,253)	$(3,845,448)	$(48,628,397)

Loss per common share, basic and diluted	$(0.04)	$(0.05)	$(0.13)	$(0.15)

Weighted average common shares outstanding, basic and diluted	27,825,861	25,800,041	27,670,438	25,608,443

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO JUNE 30, 2008
(Unaudited)
	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit
Issuance to founders at inception, at par	10,333,333	$1,033	$(1,002)	$-	$31
Sales of stock for cash, net	298,706	30	154,008	-	154,038
Premium on preferred stock	-	-	(200,800)	-	(200,800)
Net loss	-	-	-	(957,269)	(957,269)
Balance, December 31, 2001	10,632,039	1,063	(47,794)	(957,269)	(1,004,000)
Sales of stock for cash, net	4,848,575	485	4,308,374	-	4,308,859
Premium on preferred stock	-	-	(12,500)	-	(12,500)
Net loss	-	-	-	(3,584,307)	(3,584,307)
Balance, December 31, 2002	15,480,614	1,548	4,248,080	(4,541,576)	(291,948)
Sales of stock for cash, net	2,155,353	216	3,865,864	-	3,866,080
Premium on preferred stock	-	-	(291,800)	-	(291,800)
Net loss	-	-	-	(4,265,029)	(4,265,029)
Balance, December 31, 2003	17,635,967	1,764	7,822,144	(8,806,605)	(982,697)
Sales of stock for cash, net	1,199,081	120	4,434,772	-	4,434,892
Premium on preferred stock	-	-	(37,501)	-	(37,501)
Value of warrants issued for services	-	-	3,400	-	3,400
Net loss	-	-	-	(2,626,785)	(2,626,785)
Balance, December 31, 2004	18,835,048	1,884	12,222,815	(11,433,390)	791,309
Sales of stock for cash, net	1,732,220	173	7,943,948	-	7,944,121
Premium on preferred stock	-	-	(271,123)	-	(271,123)
Value of warrants issued for services	-	-	21,825	-	21,825
Fair value of stock issued for services	82,598	8	371,683	-	371,691
Conversion of preferred stock	2,400,540	240	2,938,879	-	2,939,119
Stock transferred in consummation of merger	100,000	10	-	-	10
Stock issued for merger related costs	100,000	10	449,990	-	450,000
Stock issued to round up fractional shares	1,369	-	-	-	-
Stock issued for media contract	244,444	24	1,099,976	-	1,100,000
Net loss	-	-	-	(11,598,728)	(11,598,728)
Balance, December 31, 2005	23,496,219	2,349	24,777,993	(23,032,118)	1,748,224
Sales of stock for cash, net	724,958	73	3,111,338	-	3,111,411
Stock issued for services	37,065	4	166,782	-	166,786
Fair value of incentive stock issued	530,000	53	2,384,947	-	2,385,000
Stock issued for media contract	411,111	41	1,849,959	-	1,850,000
Fair value of warrants issued	-	-	2,982,098	-	2,982,098
Net loss	-	-	-	(13,095,099)	(13,095,099)
Balance December 31, 2006	25,199,353	2,520	35,273,117	(36,127,217)	(851,580)
Sales of stock for cash, net	1,273,705	127	5,477,237	-	5,477,364
Stock issued for services	208,155	21	936,666	-	936,687
Fair value of incentive stock issued	460,000	46	2,069,954	-	2,070,000
Stock issued for media contract	166,668	17	749,983	-	750,000
Fair value of warrants issued	-	-	313,008	-	313,008
Net loss	-	-	-	(9,014,927)	(9,014,927)
Balance December 31, 2007	27,307,881	2,731	44,819,965	(45,142,144)	(319,448)
Sales of stock and warrants for cash, net	394,582	39	1,773,489	-	1,773,528
Stock issued for services	143,778	14	646,986	-	647,000
Stock issued for media contract	83,334	8	374,992	-	375,000
Net loss	-	-	-	(3,486,253)	(3,486,253)
Balance, June 30, 2008	27,929,575	$2,792	$47,615,432	$(48,628,397)	$(1,010,173)
See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,		The Period From July 25, 2001 (Inception) To June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,486,253)	$(3,845,448)	$(48,628,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,378	59,184	531,679
Warrants issued for services	-	310,648	3,320,331
Stock issued for services	647,000	640,947	2,122,164
Incentive plan grants	-	202,500	4,455,000
Stock issued for media services	375,000	375,000	4,075,000
Impairment of assets	-	-	3,182,014
Merger related costs	-	-	450,000
Changes in assets and liabilities:
Prepaid expenses	(11,774)	(10,024)	(41,020)
Other assets	-	(36,326)	(24,889)
Accounts payable and accrued liabilities	142,470	(1,388)	571,381
Cash used in operating activities	(2,326,179)	(2,304,907)	(29,986,737)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of BEST system	-	-	(3,157,111)
Acquisition of fixed assets	-	-	(591,836)

Net cash used in investing activities	-	-	(3,748,947)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	100,000	-	840,000
Principal payments on notes payable - related parties	-	-	(200,000)
Sale of redeemable Series A preferred stock - net	-	-	2,125,405
Sale of common stock	1,773,528	2,162,779	31,070,325

Net cash provided by financing activities	1,873,528	2,162,779	33,835,730

CHANGE IN CASH	(452,651)	(142,128)	100,046

CASH - BEGINNING OF PERIOD	552,697	203,169	-

CASH - END OF PERIOD	$100,046	$61,041	$100,046

SUPPLEMENTAL DISCLOSURES
Interest paid	$4,000	$-	$101,970
Non-cash financing transactions:
Conversion of redeemable preferred stock	$-	$-	$2,939,119
Accretion of redemption value of preferred stock	$-	$-	$813,719
Stock transferred in consummation of merger	$-	$-	$10

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

1. Description and Nature of the Business, Organization and Basis of Presentation

Global Food Technologies, Inc. (the “Company,” “we” or “us”) is a biotechnology company focused on the development of food safety processes for the food processing industry by using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood and to make those products safer for human consumption. The Company has developed a process using its developed technology called the “iPura™ Food Processing System.” The Company’s ability to generate revenue will depend, among other things, on its ability to demonstrate the merits of the iPura™ system as well as brand development and establishing alliances with suppliers and vendors. The Company has not generated revenues to date and continues to operate as a development stage entity.

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities. No revenue has been generated to date and the Company has accumulated losses totaling $48,628,397 and negative cash flows from operations of $29,986,737 from inception through June 30, 2008 and has negative working capital. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, begin earning revenue and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed with the SEC on May 16, 2008. The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. The condensed balance sheet as of December 31, 2007 and the condensed statement of stockholders’ equity from inception to December 31, 2007 have been derived from the December 31, 2007 audited financial statements filed in the Company’s 2007 Form 10-KSB.

Significant Accounting policies

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

2. Stockholders’ Deficit

Stock Issuances. We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations. Through December 31, 2007, common and preferred stock were sold in various offerings resulting in 14,633,138 shares being issued for cash with total net proceeds of $31,422,202.

In the three and six months ended June 30, 2008, a total of 153,093 and 394,582 shares of common stock and 124,638 and 229,192 warrants to purchase common stock were issued in private placements for total proceeds of $689,317 and $1,773,528, respectively. All stock and unit sales were at $4.50 per share or unit. All warrants are exercisable at $7.00 and have a three year term.

In the three and six months ended June 30, 2008, a total of 12,667 and 143,778 shares of common stock were issued for services to consultants and Directors, respectively. Related expense of approximately $57,000 and $647,000, respectively, was recorded as operating expenses (based on recent sales of common stock to third parties for $4.50 per share) during the three and six months ended June 30, 2008.

The above securities were issued under exemption from Regulation under either Regulation D or S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

Media Agreement. On September 30, 2005, we entered into a three year contract for media production and distribution services with Global Media Fund, LLC, which will provide nationally syndicated newspaper and radio features about us, our iPura™ food processing systems and food safety issues to 10,000 newspapers and 6,000 radio stations. The total cost for the contract is $4,500,000. The Company agreed to pay (i) $2,250,000 in cash or common stock in the first year of the contract and $2,250,000 in shares of restricted common stock in 12 quarterly installments which began in January 2006. During the three and six months ended June 30, 2008, and in accordance with the media agreement, 41,667 and 83,334 shares of common stock valued at $187,500 and $375,000 (based on recent sales of common stock to third parties for $4.50 per share) were issued and charged to marketing expense, respectively.

Warrants. At December 31, 2007, there were 4,524,367 warrants outstanding. In the six months ended June 30, 2008, an additional 229,192 warrants were issued in conjunction with sales of common stock (as noted above). There are 4,753,559 warrants outstanding as of June 30, 2008.

3. Notes Payable - Related Parties

In May 2008, we borrowed an additional $100,000 on a 60 day 12% promissory note from a Director. The note remains outstanding as of July 31, 2008.

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

Plan of Operation

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our BEST Seafood Processing System. The BEST Seafood Processing System has been re-branded as the iPura™ System and we believe is ready for market introduction as the embodiment of The iPura™ Food Safety Program, although our other prospective products still require additional research and development, and some customization of the iPura™ system will be required for each specific on-site installation. As of June 30, 2008, we have not generated any revenues and we have incurred accumulated losses of $48,628,397 and negative operating cash flows of $29,986,737. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Production has commenced on one unit of the current generation of the iPura™ system, including the material handling components necessary for processing salmon, which we intend to use for a commercial installation. We are continuing development of a modified iPura system for the processing of more dense seafood including tilapia and shrimp.

GFT began promoting the iPura™ label through industry trade shows, trade publications, workshops, seminars, invited speaking engagements, and meetings sponsored on our behalf by various governmental agencies and industry trade associations. The Company is executing its marketing strategy by promoting the iPura™ brand to food processors and industry associations as the world’s first food safety label. In 2008, we expect to begin marketing the iPura™ brand to consumers. The iPura™ seal is anchored with a descriptive and lasting slogan: “The Highest Standard in Food Safety™.”

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
We plan to promote the iPuraTM brand utilizing an extensive media and educational campaign focusing on the health and economic benefits of iPura™ treated products and the increased profit margins available to the entire distribution chain. GFT has entered into a media-buying agreement, financed with common stock, with Global Media Fund LLC. The agenda includes regular distribution of feature articles in the U.S. to over 10,000 newspapers, news, wire services, and radio spots to more than 6,000 radio stations, over a 36-month period, with a total advertising rate value of $54 million. GFT’s pull through marketing campaign will begin with “Ask your grocer for iPura™.” Food safety is public health news and we anticipate that the iPura™ food safety brand will be publicized as news in media across the globe.

Initially, we have targeted three major seafood markets: Chile, Vietnam, and China. Each is among the world’s top 10 seafood exporting markets and potential customers, as well as certain government agencies in each country have expressed interest in installing iPura™ systems. With the official sponsorship of government and industry associations, GFT has presented to hundreds of processors in these countries, and is ready to negotiate contracts with large volume processors as soon as growth capital is secured and our anticipated first installation is successfully completed. GFT anticipates expanding into other large seafood producing countries such as Norway, Thailand, India, Canada, and the United States in phase two. Seafood is expected to be followed by poultry and pork, (although no significant research and development has yet been conducted on poultry or pork), with plans to develop a system for meat and possibly other food products marketed under the iPura™ label in the future. As of the date of this Report, we have not entered into any definitive contracts with customers for our iPura™ system.

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

We had no debt other than trade indebtedness in the ordinary course of business and short term loans of $640,000 from a Director and a shareholder. Based on our cash balance as of the date of this report, we estimate that we will need to raise significant additional capital to cover our operating costs in the future and to build additional units of The iPura™ System. If additional units are required to meet customer demand, we will need to raise additional funds. Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding. We are exploring commercial and joint venture financing opportunities and relationships with potential processor/customers with sale and lease-back arrangements.

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

The loss for the quarter ended June 30, 2008 is 20% less than the comparable quarter in 2007, principally due to the closure of the Idaho facility and the reduction of research and development expenses in 2008 as the fabrication of the current prototype design was commenced in late 2007 and substantially completed in first quarter 2008. The decrease of 9% in the loss for the six months ended June 30, 2008 compared to the comparable period in 2007 is principally due to the reduction of general and administrative expenses from the closure of the Idaho facility.

Revenues

Since our inception, we have not had any revenues from operations and have operated mainly as a research and development company. We are classified as a “Development Stage Company” under accounting principles generally accepted in the United States.

Liquidity and Capital Resources

Historically, our sole source of cash has been the sale of equity to investors and we will need significant additional capital in the future to cover operating expenses, including costs for constructing additional iPura™ Systems. However, the amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We believe that commercial financing may be available in the future to construct and install our iPura™ Systems, and in particular, we are pursuing potential installation financing in China, but have not confirmed any definitive sources or terms of financing. We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.

We will consider various potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of this financing will be favorable to us or our stockholders.

Critical Accounting policies

Loss per common share - Loss per common share was computed using the weighted average number of shares of common stock equivalents outstanding during the period. Stock purchase warrants were not used in the computation as their effect would be antidilutive.

Stock-based compensation - Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective method. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption. The initial adoption of this standard had no effect on the Company’s financial statements.

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

We note that a variety of factors could cause our actual results and future experiences to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The risks and uncertainties that may affect our operations, performance, development and results include, but are not limited to, the following:

•
whether we will be able obtain additional financing to continue or expand operations, including financing for seafood and other inventory, and the terms on which we will be able to obtain this financing, if at all;

•	whether our initial system installation will perform as expected in commercial applications;

•	our ability to obtain one or more third-party manufacturers for our system components and other products;

•	the cost at which we will be able to have our system components and other products manufactured, if at all, and the time it will take to have our system components and other products manufactured;

•	our ability to obtain all required components for our systems on a timely basis and at the prices we anticipate;

•	whether our systems and products are viewed as providing the benefits we claim and whether these benefits are marketable by any customers we may seek to obtain;

•	our ability to enter into service contracts with food processors, the time it takes for us to enter into any of these contracts and the prices we are able to charge these customers;

•	our systems and products performing in the manner we expect in customer applications and without any material modifications;

•	our ability to obtain all necessary governmental approvals for our systems and other products;

•	whether the introduction of the iPura™ brand will succeed in creating preferences with the consuming public;

•	whether we will be able to apply our technology to products other than fish or use our technology in any other fields;

•	the pace at which we will utilize our existing working capital and our ability to manage costs as we expand operations and begin installing our systems in commercial settings;

•	our ability to protect our intellectual property and obtain and maintain patents and other protections for our intellectual property;

•	the possible impact from competing products or technologies;

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

ITEM 4T. CONTROLS AND PROCEDURES

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

Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective. Our primary deficiency has been in failing to timely file our periodic reports and segregation of duties due to our limited number of personnel.

Changes in Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2008. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common stock continues to be issued in accordance with the Media Agreement with Global Media Fund. On April 1, 2008, 41,667 shares were issued as one of the twelve installments of the quarterly commitment.

In the three months ended June 30, 2008, 153,093 shares of common stock and 29,795 warrants to purchase common stock were issued in private placements for total proceeds of $689,317. All stock and unit sales were at $4.50 per share or unit. All of the 29,795 warrants were issued with an exercise price of $7.00 and a term of 3 years.

In the three months ended June 30, 2008, a total of 12,667 shares of common stock issued for services. Related expense of approximately $57,000 was recorded as operating expenses in the quarter ended June 30, 2008.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three month period ended June 30, 2008, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets.

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

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: August 6, 2008	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: August 6, 2008	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)