Form 10-Q
period 2008-09-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2008-10-31
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008

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

Large accelerated filer ☐ accelerated filer ☐ non accelerated filer ☐ smaller reporting company ☒

Indicate by check mark whether registrant is a shell company Yes ☐ No ☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of September 30, 2008
Common stock, par value $0.0001	28,600,748

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
ASSETS	September 30, 2008 (Unaudited)	December 31, 2007
Current Assets
Cash	$1,542,662	$552,697
Prepaid expenses	50,608	29,246
Total Current Assets	1,593,270	581,943

Fixed Assets - net	81,565	42,632

Other Asset	24,889	24,889

TOTAL ASSETS	$1,699,724	$649,464

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$43,969	$142,572
Accrued liabilities	293,057	286,340
Notes payable to related parties	540,000	540,000
Total Current Liabilities	877,026	968,912

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 28,600,748 and 27,307,881 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2,860	2,731
Additional paid-in capital	50,560,423	44,819,965
Deficit accumulated during the development stage	(49,740,585)	(45,142,144)
Total Stockholders’ Equity (Deficit)	822,698	(319,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,699,724	$649,464

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		The Period From July 25, 2001 (Inception) To September 30,
	2008	2007	2008	2007	2008
Revenues	$-	$-	$-	$-	$-

Expenses
Marketing	432,112	412,828	1,540,376	1,553,967	9,213,196
General and administrative	391,811	516,101	1,762,155	2,162,437	14,364,510
Research and development	271,745	458,303	1,246,428	1,435,492	21,661,683
Depreciation	3,689	10,460	11,067	69,644	535,368
Interest	12,831	10,800	38,415	32,400	333,814
Asset impairment	-	-	-	-	3,182,014
Merger related costs	-	-	-	-	450,000
Total Expenses	1,112,188	1,408,492	4,598,441	5,253,940	49,740,585

NET LOSS	$(1,112,188)	$(1,408,492)	$(4,598,441)	$(5,253,940)	$(49,740,585)

Loss per common share, basic and diluted	$(0.04)	$(0.05)	$(0.17)	$(0.20)

Weighted average common shares outstanding, basic and diluted	28,265,162	26,208,554	27,661,448	25,808,480

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO SEPTEMBER 30, 2008
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Issuance to founders at inception, at par	10,333,333	$1,033	$(1,002)	$-	$31
Sales of stock for cash, net	298,706	30	154,008	-	154,038
Premium on preferred stock	-	-	(200,800)	-	(200,800)
Net loss	-	-	-	(957,269)	(957,269)
Balance, December 31, 2001	10,632,039	1,063	(47,794)	(957,269)	(1,004,000)
Sales of stock for cash, net	4,848,575	485	4,308,374	-	4,308,859
Premium on preferred stock	-	-	(12,500)	-	(12,500)
Net loss	-	-	-	(3,584,307)	(3,584,307)
Balance, December 31, 2002	15,480,614	1,548	4,248,080	(4,541,576)	(291,948)
Sales of stock for cash, net	2,155,353	216	3,865,864	-	3,866,080
Premium on preferred stock	-	-	(291,800)	-	(291,800)
Net loss	-	-	-	(4,265,029)	(4,265,029)
Balance, December 31, 2003	17,635,967	1,764	7,822,144	(8,806,605)	(982,697)
Sales of stock for cash, net	1,199,081	120	4,434,772	-	4,434,892
Premium on preferred stock	-	-	(37,501)	-	(37,501)
Value of warrants issued for services	-	-	3,400	-	3,400
Net loss	-	-	-	(2,626,785)	(2,626,785)
Balance, December 31, 2004	18,835,048	1,884	12,222,815	(11,433,390)	791,309
Sales of stock for cash, net	1,732,220	173	7,943,948	-	7,944,121
Premium on preferred stock	-	-	(271,123)	-	(271,123)
Value of warrants issued for services	-	-	21,825	-	21,825
Fair value of stock issued for services	82,598	8	371,683	-	371,691
Conversion of preferred stock	2,400,540	240	2,938,879	-	2,939,119
Stock transferred in merger	100,000	10	-	-	10
Stock issued for merger related costs	100,000	10	449,990	-	450,000
Stock issued to round up fractional shares	1,369	-	-	-	-
Stock issued for media contract	244,444	24	1,099,976	-	1,100,000
Net loss	-	-	-	(11,598,728)	(11,598,728)
Balance, December 31, 2005	23,496,219	2,349	24,777,993	(23,032,118)	1,748,224
Sales of stock for cash, net	724,958	73	3,111,338	-	3,111,411
Stock issued for services	37,065	4	166,782	-	166,786
Fair value of incentive stock issued	530,000	53	2,384,947	-	2,385,000
Stock issued for media contract	411,111	41	1,849,959	-	1,850,000
Fair value of warrants issued	-	-	2,982,098	-	2,982,098
Net loss	-	-	-	(13,095,099)	(13,095,099)
Balance December 31, 2006	25,199,353	2,520	35,273,117	(36,127,217)	(851,580)
Sales of stock for cash, net	1,273,705	127	5,477,237	-	5,477,364
Stock issued for services	208,155	21	936,666	-	936,687
Fair value of incentive stock issued	460,000	46	2,069,954	-	2,070,000
Stock issued for media contract	166,668	17	749,983	-	750,000
Fair value of warrants issued	-	-	313,008	-	313,008
Net loss	-	-	-	(9,014,927)	(9,014,927)
Balance December 31, 2007	27,307,881	2,731	44,819,965	(45,142,144)	(319,448)
Sales of stock and warrants for cash, net	997,040	100	4,406,861	-	4,406,961
Stock issued for services	163,326	16	734,952	-	734,968
Fair value of incentive stock issued	7,500	1	33,749	-	33,750
Stock issued for media contract	125,001	12	562,488	-	562,500
Fair value of warrants issued	-	-	2,408	-	2,408
Net loss	-	-	-	(4,598,441)	(4,598,441)
Balance, September 30, 2008	28,600,748	$2,860	$50,560,423	$(49,740,585)	$822,698

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,		The Period From July 25, 2001 (Inception) To September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,598,441)	$(5,253,940)	$(49,740,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,067	69,644	535,368
Warrants issued for services	2,408	310,648	3,322,739
Stock issued for services	734,968	663,447	2,210,132
Incentive plan grants	33,750	202,500	4,488,750
Stock issued for media services	562,500	562,500	4,262,500
Impairment of assets	-	-	3,182,014
Merger related costs	-	-	450,000
Changes in assets and liabilities:
Prepaid expenses	(21,362)	(4,323)	(50,608)
Other assets	-	(14,214)	(24,889)
Accounts payable and accrued liabilities	(91,886)	(181,693)	337,026
Cash used in operating activities	(3,366,996)	(3,645,431)	(31,027,553)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of BEST system	-	-	(3,157,111)
Acquisition of fixed assets	(50,000)	-	(641,836)

Net cash provided by (used in) investing activities	(50,000)	-	(3,798,947)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	200,000	-	840,000
Principal payments on notes payable - related parties	(200,000)	-	(300,000)
Sale of redeemable Series A preferred stock - net	-	-	2,125,405
Sale of common stock	4,406,961	4,057,481	33,703,757

Net cash provided by financing activities	4,406,961	4,057,481	36,369,162

CHANGE IN CASH	989,965	412,050	1,542,662

CASH - BEGINNING OF PERIOD	552,697	203,169	-

CASH - END OF PERIOD	$1,542,662	$615,219	$1,542,662

SUPPLEMENTAL DISCLOSURES
Interest paid	$11,781	$4,000	$109,751
Non-cash financing transactions:
Conversion of redeemable preferred stock	$-	$-	$2,939,119
Accretion of redemption value of preferred stock	$-	$-	$813,719
Stock transferred in consummation of merger	$-	$-	$10

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1. Description and Nature of the Business, Organization and Basis of Presentation

Global Food Technologies, Inc. (the “Company” “we” or “us”) is a biotechnology company focused on the development of food safety processes for the food processing industry by using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood and to make those products safer for human consumption. The Company has developed a process using its developed technology called the “iPura™Food Processing System”. The Company’s ability to generate revenue will depend, among other things, on its ability to demonstrate the merits of the system as well as brand development and establishing alliances with suppliers and vendors. The Company has not generated revenues to date and continues to operate as a development stage entity.

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities. No revenue has been generated to date and the Company has accumulated losses totaling $49,740,585 and negative cash flows from operations of $31,027,553 from inception through September 30, 2008, The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, begin earning revenue and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value Measurements - Statement of Financial Accounting Standards No. 157, “Fair Value Measurments,” (“SFAS 157”) defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of observable inputs when measuring fair value.

These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets.

•
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 - Instruments whose significant value drivers are unobservable.

2. Stockholders’ Deficit

Stock Issuances. We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations. Through December 31, 2007, common and preferred stock were sold in various offerings resulting in 14,633,138 shares being issued for cash with total net proceeds of $31,422,202.

In the three and nine months ended September 30, 2008, a total of 602,458 and 997,040 shares of common stock and 793,960 and 1,083,404 warrants to purchase common stock were issued in private placements for total net proceeds of $2,633,434 and $4,406,961, respectively. All stock and unit sales were at $4.50 per share or unit. All warrants are exercisable at $7.00 and have a three year term.

In the three and nine months ended September 30, 2008, a total of 27,048 and 170,826 shares of common stock were issued for services to an employee, consultants and Directors, respectively. Related expense of approximately $57,966 and $704,996, respectively, was recorded as operating expenses (based on recent sales of common stock to third parties for $4.50 per share) during the three and nine months ended September 30, 2008.

The above securities were issued under exemption from Regulation under either Regulation D or S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

Media Agreement. On September 30, 2005, we entered into a three year contract for media production and distribution services with Global Media Fund, LLC, which will provide nationally syndicated newspaper and radio features about us, our iPura™ food processing systems and food safety issues to 10,000 newspapers and 6,000 radio stations. The total cost for the contract is $4,500,000. The Company agreed to pay (i) $2,250,000 in cash or common stock in the first year of the contract and $2,250,000 in shares of restricted common stock in 12 quarterly installments which began in January 2006. During the three and nine months ended September 30, 2008, and in accordance with the media agreement, 41,667 and 125,001 shares of common stock valued at $187,500 and $562,500 (based on recent sales of common stock to third parties for $4.50 per share) were issued and charged to marketing expense, respectively.

Warrants. At December 31, 2007, there were 4,524,368 warrants outstanding. In the nine months ended September 30, 2008, an additional 1,083,404 warrants were issued in conjunction with sales of common stock (as noted above) and 2,471 warrants issued for services. There are 5,610,243 warrants outstanding as of September 30, 2008.

We measure fair value of our warrants using the Black-Scholes Valuation model, which incorporates using observable inputs such as our common share price and other inputs obtained from sources independent of us. We use the historical volatility, that is, the volatility for the shares derived from the shares’ historical prices, and historical volatility typically does not represent current market participant expectations about future volatility. Thus, the fair value measurements of our warrants have been classified as Level 3.

3. Notes Payable - Related Parties

In May 2008, we borrowed an additional $100,000 on a 60 day 12% promissory note from a Director. The note was repaid on August 29, 2008.

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

Plan of Operation

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our BEST Seafood Processing System. The BEST Seafood Processing System has been re-branded as the iPura™ System and we believe is ready for market introduction as the embodiment of The iPura™ Food Safety Program, although our other prospective products still require additional research and development, and some customization of the iPura™ system will be required for each specific on-site installation. As of September 30, 2008, we have not generated any revenues and we have incurred accumulated losses of $49,740,585 and negative operating cash flows of $31,027,553. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Production has commenced on one unit of the current generation of the iPura™ system, including the material handling components necessary for processing salmon, which we intend to use for a commercial installation. We have developed a modified iPura system for the processing of more dense seafood including tilapia and shrimp and have contracted for the fabrication of a commercial tilapia system. We estimate that the cost of building one iPura™ system for tilapia, currently targeted for installation in China, will be $380,000.

GFT began promoting the iPura™ label through industry trade shows, trade publications, workshops, seminars, invited speaking engagements, and meetings sponsored on our behalf by various governmental agencies and industry trade associations. The Company is executing its marketing strategy by promoting the iPura™ brand to food processors and industry associations as the world’s first food safety label. In 2008, we expect to begin marketing the iPura™ brand to consumers. The iPura™ seal is anchored with a descriptive and lasting slogan: “The Highest Standard in Food Safety”™.

• The science and marketing connect well with world food safety issues.
• The iPura™ label is a tool which communicates that exceptional food safety measures have been taken to protect consumer health.
• The label will serve to identify food products that have a higher level of safety and quality.
• GFT has filed trademarks for its brand and slogan in every major food producing and food consuming nation.
• Trademarks are expected to be listed on the primary registry at the USPTO and internationally, as a global trademark search by counsel found no prior marks or obstructions.

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
We plan to promote the iPuraTM brand utilizing an extensive media and educational campaign focusing on the health and economic benefits of iPura™ treated products and the increased profit margins available to the entire distribution chain. GFT has entered into a media-buying agreement, financed with common stock, with Global Media Fund LLC. The agenda includes regular distribution of feature articles in the U.S. to over 10,000 newspapers, news, wire services, and radio spots to more than 6,000 radio stations with a total advertising rate value of $54 million. GFT’s pull through marketing campaign will begin with “Ask your grocer for iPura”™. Food safety is public health news and we anticipate that the iPura™ food safety brand will be publicized as news in media across the globe.

Initially, we have targeted three major seafood markets: Chile, Vietnam, and China. Each is among the world’s top 10 seafood exporting markets and potential customers, as well as certain government agencies in each country have expressed interest in installing iPura™ systems. With the official sponsorship of government and industry associations, GFT has presented to hundreds of processors in these countries, and has entered into substantive negotiations with large volume processors in each of the three targeted countries and anticipates installation of iPura™ systems as growth capital is secured. GFT anticipates expanding into other large seafood producing countries such as Norway, Thailand, India, Canada, and the United States in phase two. Seafood is expected to be followed by poultry and pork, (although no significant research and development has yet been conducted on poultry or pork), with plans to develop a system for meat and possibly other food products marketed under the iPura™ label in the future.

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

The loss for the quarter ended September 30, 2008 is 21% less than the comparable quarter in 2007, principally due to the closure of the Idaho facility and the reduction of research and development expenses, in 2008 as the fabrication of the current prototype design was commenced in late 2007 and substantially completed in first quarter 2008. The decrease of 12% in the loss for the nine months ended September 30, 2008 compared to the comparable period in 2007 is principally due to the reduction of general and administrative expenses from the closure of the Idaho facility.

Revenues

Since our inception, we have not had any revenues from operations and have operated mainly as a research and development company. We are classified as a “Development Stage Company” under accounting principles generally accepted in the United States.

Liquidity and Capital Resources

Historically, our sole source of cash has been the sale of equity to investors and we will need significant additional capital in the future to cover operating expenses, including costs for constructing additional iPura™ Systems. However, the amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We believe that commercial financing may be available in the future to construct and install our iPura™ Systems. We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.

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

Changes in Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2008. Based upon this evaluation, other than the filing of current reports, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISKS FACTORS

Not required for SRCs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Sales of Unregistered Securities

During the period covered by this Quarterly Report, we issued the securities described in the following three paragraphs which were not registered under the Securities Act of 1933. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the securities listed below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, Regulation D and/or Regulation S promulgated by the Securities and Exchange Commission under the Securities Act.

Common stock continues to be issued in accordance with the Media Agreement with Global Media Fund. On July 1, 2008, 41,667 shares were issued as one of the twelve installments of the quarterly commitment.

During the three months ended September 30, 2008, 602,458 shares of common stock and 793,960 warrants to purchase common stock were issued in private placements for total net proceeds of $2,633,434. All stock and unit sales were at $4.50 per share or unit. All of the 793,960 warrants were issued with an exercise price of $7.00 and a term of 3 years.

During the three months ended September 30, 2008, a total of 27,048 shares of common stock issued for services. Related expense of approximately $57,996 was recorded as operating expenses in the quarter ended September 30, 2008.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three months ended September 30, 2008, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets.
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

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1 (1)	Certificate of Amendment to Certificate of Incorporation dated August 18, 2005.
3.2 (2)	Certificate of Amendment to Certificate of Incorporation dated September 15, 2005.
3.3 (3)	Restated Certificate of Incorporation dated October 18, 2005.
3.4 (3)	Second Amended and Restated Bylaws as of August 31, 2005.
10.1*	Lease Agreement dated September 30, 2008 by and between Global Food Technologies, Inc. and City of Hanford
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
‡ Furnished herewith

(1)	Filed on August 19, 2005 as an exhibit to Global Food’s Report on Form 8-K and incorporated herein by reference.
(2)	Filed on October 6, 2005 as an exhibit to Global Food’s Report on Form 8-K and incorporated herein by reference.
(3)	Filed on November 23, 2005 as an exhibit to Global Food’s Report on Form 10-QSB and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: October 31, 2008	By:	/s/ Keith Meeks
Keith Meeks, President and Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

Dated: October 31, 2008	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer (PRINCIPAL ACCOUNTING OFFICER)