Form 10-K
period 2008-12-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2009-02-27
CIK 1122108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes          ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes       ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was $21,384,959.

At January 31, 2009, the number of shares outstanding of the registrant’s Common Stock, $.0001 par value per share, was 29,097,537.

DOCUMENTS INCORPORATED BY REFERENCE
None.

GLOBAL FOOD TECHNOLOGIES, INC.
INDEX TO
ANNUAL REPORT FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

Item		Page
Number	Description	Number

	PART I

1	Business	3
1A	Risk Factors	17
1B	Unresolved Staff Comments	19
2	Properties	19
3	Legal Proceedings	19
4	Submission of Matters to a Vote of Security Holders	19

	PART II

5	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
6	Selected Financial Data	21
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
7A	Quantitative and Qualitative Disclosures About Market Risk	27
8	Financial Statements and Supplementary Data	28
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
9A	Controls and Procedures	28
9B	Other Information	29

	PART III

10	Directors, Executive Officers and Corporate Governance	30
11	Executive Compensation	34
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
13	Certain Relationships and Related Transactions and Director Independence	38
14	Principal Accountant Fees and Services	40
15	Exhibits, Financial Statement Schedules	41

	Signatures	43

PART I.

ITEM 1.  BUSINESS

On March 24, 1999, Global Food Technologies, Inc., a Delaware corporation, (GFT, we or the Company) was incorporated under the laws of the State of Delaware under the name “Boulevard Acquisition Corporation” to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination.  On August 19, 2005, we executed and simultaneously consummated an Asset Acquisition Agreement with Solvis Group, Inc., a Delaware corporation, and Global Food Technologies, Inc., a privately held Delaware corporation, which we refer to as Tech, engaged in the research and development of food safety technologies.  Pursuant to this Asset Acquisition Agreement, as amended, we acquired substantially all of the assets and liabilities of Tech in exchange for issuing to Tech 22,943,693 shares of our common stock.  We refer to the asset acquisition in this report as the Transaction.  Solvis and the Pierce Mill Associates, Inc. (which were the only two stockholders of Boulevard Acquisition Corp. prior to the Transaction) agreed to reduce the number of shares to be held by them following the Transaction to 100,000 shares each of GFT.  Thus, the 22,943,693 shares we issued to Tech represented approximately 99% of our issued and outstanding common stock following the Transaction.  As of December 31, 2008, we had 29,001,739 shares issued and outstanding.

Following the Transaction, we filed an amendment to our Certificate of Incorporation to change our name to “Global Food Technologies, Inc.” and Tech changed its name to “Global Food TECH, Inc.”  Pursuant to the Transaction, Tech became a holding company with no assets other than its ownership of GFT shares, and GFT became the operating company.

The predecessor to Tech was originally formed in 2000 as a limited liability company to engage in research and development of food safety technologies, but had no operations until July 2001.  On August 1, 2001, Tech was incorporated in the State of Delaware, and the limited operations of the limited liability company were merged into the new corporation on November 19, 2001. Immediately prior to the Transaction, Tech was engaged in the research and development of its proprietary scientific food safety technologies to increase the quality and value of commercially packaged seafood, poultry and other meats, and to make these products safer for human consumption by eliminating disease-causing bacteria and spoilage microorganisms. As a result of the Transaction, we adopted Tech’s business plan, purchased its assets and continue to research, develop, market and seek to license our patented food safety technologies. To date, we have not generated any revenues.

Business of the Company

Overview

We are a life sciences company engaged in the commercialization of food safety applications for: (1) our proprietary scientific food processing technologies, which are currently focused on increasing the quality and value of commercially packaged seafood (and may later expand to poultry and other meats), substantially extending their shelf-life and making these products safer for human consumption by reducing disease-causing bacteria; (2) our iPura™ Food Safety and Quality Assurance Service Program (“The iPura™ Program”), which is a comprehensive food safety and quality assurance program focused on  the execution of extraordinary food safety measures at the source of food production; (3) the promotion and sales of food products that have been treated under the iPura™ Program and bear our iPura™  consumer food safety seal; and (4) licensing of the iPura seal.

Currently, we are still a pre-revenue company, and have not distributed any seafood under our iPura label, although we recently completed the installation of our first iPura system with a seafood processor in China.  We have not yet executed any contracts with retailers for the sale to consumers of  iPura branded seafood products. Our business plans described in this Annual Report remain subject to modification from time to time at the discretion of management and are further subject to various risks and uncertainties, some of which are described in Part I, Item 1A of this Annul Report.

We have focused our development efforts on products designed to reduce significantly the presence of salmonella, campylobacter, and other bacterial pathogens found in processed seafood by treating those products with the food safety technologies and methods under  the iPura™ Program.  We believe that using our proprietary, low-cost technologies designed to sharply reduce the presence of dangerous and often lethal pathogens in seafood and significantly increase the shelf-life and commercial value of these products, we could create a new paradigm in food safety. All of our current commercialization efforts are focused on seafood, although the Company anticipates ultimately developing applications for poultry and meat products as well.  GFT’s technological solutions can help food processors increase the quality, safety, and economic value of their products by reducing or eliminating the waste and liability associated with the distribution of contaminated food, and by increasing product shelf life. This could help the distribution chain avoid losses, protect their reputation, gain new customers, avoid losing customers, and increase their profits by meeting consumer demand for cleaner and safer food. Our iPura™ seal is a tool that communicates to consumers that extraordinary measures went into the food safety practices in an effort to reduce their chances of contacting a foodborne illness due to pathogenic contamination.

Through on-site surveys at processing facilities in North America, South America, Asia, and Europe, GFT management has determined that a non-thermal pathogenic “kill step” prior to packaging is missing in the seafood industry. This is the opportunity for GFT’s technology. GFT has invented the “kill step” that management believes is absent in seafood processing. GFT developed the iPura™ Seafood System (“The iPura™ System”) by commercializing its proprietary technology platform and its “kill-step” process which capitalize on GFT’s expertise in cellular biology and a globally patented method combining pressure, water, flow rate and an environmentally friendly organic antimicrobial solution to mitigate disease causing bacteria (pathogens) and other spoilage organisms, without affecting the texture, color, taste, or nutritional value of the product.

GFT has begun providing the technology, the equipment and personnel for the pathogenic “kill step”, as part of an on-site food safety service. GFT plans to install its system in food processors’ facilities at the end of the processing line. The iPura™ System is comprised of a large stainless steel pressure vessels and/or spray systems with associated subsystems, all constructed inside a controlled environment.  The “kill step” will be performed by GFT personnel operating the iPura™ System, immediately prior to packaging.  After the sanitization, GFT places its “iPura™” logo (seal) on the package. The seal will serve to identify food products that have a higher level of safety and quality.

The iPura Program represents the anticipated commercialization of our technologies. The iPura Program embodies extraordinary precautions and world-class food safety measures for the seafood industry by uniting green technologies with a comprehensive daily regimen at the source of production – in food processing facilities. The iPura daily on-site food safety team will include microbiologists, system operators, technicians, and quality control personnel.  Our green technologies and “boots on the ground” strategy assures that iPura stands alone with its vertically integrated controls for food safety.

Management believes that it is commercially feasible to create recurring revenue streams through service, sales, and licensing to capitalize on the potential of our proprietary technologies, market opportunities and human resources. We have identified three price-per-pound revenue models, with one particular model to be tailored for use with each processor dependant upon the circumstances of and GFT’s relationship with that processor.  In each model, GFT will provide the daily on-site service to maintain control of The Highest Standard in Food Safety.

   A. Service and Licensing – Under this proposed model, GFT would bill a price-per-pound charge to the food processor for (1) the daily on-site iPura food safety service and (2) the right, under license, to affix the iPura seal on a package containing product processed through the iPura system. This model provides GFT with lower required capital costs and avoids the need for us to arrange inventory financing.  Thus, this model is designed to produce faster and greater scalability, although it precludes GFT from earning potentially higher profits from the premium that we believe iPura branded products may be able to command in the marketplace. GFT may use this model in circumstances where growth in processing volume exceeds our ability to finance and manage inventory, especially if regional licensees are contracted (as discussed below).

   B. Service and Sales – Under this proposed model, GFT would act as the exclusive importer of iPura-labeled products through its wholly-owned subsidiary, iPura Food Distribution Company (“IFD”). GFT will carry out the service, sales, marketing and management, while IFD will manage the logistics. We believe that this “importer” model will (1) provide the opportunity for GFT to exercise varying degrees of control over the early supply, marketing, distribution and price-per-pound of iPura-labeled products; (2) provide GFT the opportunity to capture reasonable and customary gross profit margins commonly earned by importers; (3) provide GFT the opportunity to command and capture a premium price for iPura-labeled product through negotiated sales in the marketplace; and (4) provide GFT the opportunity to increase demand for iPura-labeled product both domestically and internationally.  This model, however, will likely require significant additional capital and/or commercial financing for inventory, and will also subject GFT to any risk of loss for unsold inventory or spoilage.

   C. Regional License – Management believes that if GFT is successful in both models discussed above, it could create demand for a third revenue model that would envision the licensing of strategic “partners” to support the expansion of iPura in large international consumer markets such as China, Japan, and Europe.  If we implement such regional licenses of our iPura technology and programs, the licensees could then utilize our technology on a regional basis through either of the two revenue models discussed above.  Utilizing regional licenses could accelerate growth and allow us to increase brand awareness and market share, as well as reduce the capital resources required by GFT to implement such expansions.  GFT could implement such regional licenses based on a royalty fee, or pursuant to a joint-venture model with such third-party licensees.

GFT has elected to initially enter the market utilizing the “importer” model, as described in “B” above. Based on our initial market research, we believe that this model may provide superior margins and allow us to reach profitability in the shortest course. GFT anticipates utilizing each model to maximize revenue, based on market conditions and the circumstances and abilities of each processor.  The “importer” model allows GFT to prove our business model to seafood processors, as we will be responsible for generating consumer interest and demand for our products, re-selling the iPura processed seafood products, and negotiating pricing and margins with retailers and distributors.

On January 30, 2009, the first iPura System became operational in a major seafood processing plant on Hainan Island in the People’s Republic of China. The terms of the agreement are detailed in the iPura Food Safety Installation & Services Agreement dated November 11, 2008 and the iPura Sales Agreement of the same date, by and between Global Food Technologies, Inc. and Tongwei (Hainan) Aquatic Products Co. Ltd. GFT anticipates the importation and sales of product under the iPura label during the first quarter 2009.

We will proceed to validate our iPura brand and business model through anticipated sales in the U.S. markets. Thereafter, GFT intends to pursue the opportunity to create growth by adding more food products and by licensing strategic partners to distribute iPura-labeled products internationally, thereby creating additional streams of recurring revenue. GFT has had discussions with a strategic partner that has experience in and pathways to the food sector in China, where the middle class has over 100 million consumers and continues growing.  Studies indicate the Chinese middle class are as concerned with food safety as consumers in the U.S., Japan and the European Union. Licensing agreements can support substantially increased and faster growth, since they allow sales and marketing to be carried out on the infrastructures of allied partners or licensees.  We believe that there will be other opportunities and potential strategic alliances in Europe, Japan, South Korea and other Asian countries, and we are beginning market research in consumer markets in Brazil and India as well.

We spent $2,159,689 and $3,311,861 on continued research and development during the fiscal years ended December 31, 2008 and December 31, 2007, respectively.  As described in this report, we believe that our iPura™ Seafood Processing System and iPura Program have been commercialized and are now operational. GFT has been engaged in various stages of negotiations with three additional seafood processors, and hopes to execute final contracts with these processors in 2009.  Our other technologies for other food products remain in various stages of research and development.  We do not anticipate expanding our technologies to additional products, or spending any significant research and development funds on such potential additional products during 2009, as our current focus is on successfully completing commercializing and implementing our seafood applications.

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

The U.S. Center for Disease Control estimates that one third of Americans are stricken with some form of food poisoning each year. These 100 million food poisoning cases result in more than 325,000 hospitalizations and 5,000 deaths in America annually.

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

We believe that the food processing industry has a critical need for a pathogen-elimination step prior to final packaging. Making seafood (with future potential expansion to poultry and other meats) safer for human consumption, while at the same time substantially extending shelf-life when being marketed to consumers, is our primary objective.

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

Distributing defective food can irreparably harm a company’s reputation and bottom line. iPura adds value by satisfying consumer demand for cleaner and safer sustainable seafood. With iPura sealed products, we believe that companies can safeguard public health, protect their brand image, extend product shelf-life, reduce spoilage, mitigate liabilities and increase sales.

Our Products and Services

In seeking to launch our technology commercially, we have concentrated first on developing products for use by seafood processors, where management believes the danger is highest, thus giving us the greatest likelihood of market acceptance by processors, grocers and consumers.  The overall strategy begins with initiating cleaner food at the source through use of the iPura™ system and iPura food safety program.

The iPura program builds in controls from the start that are designed to combat foodborne hazards and prevent contaminants from entering the food supply.  iPura integrates patented technologies with a varied combination of organic antimicrobial agents and proprietary delivery systems that perform non-thermal microbial interventions (“organic clean-steps” or “kill steps”) prior to packaging, with additional safety and quality controls throughout the distribution chain.

Under our on-site iPura™ Food Safety Program we are providing the technology, equipment and personnel for the pathogenic “kill step”, as part of the onsite food safety service. The iPura system is installed in the food processor’s facilities at the end of the processing line, and is comprised of large stainless steel pressure vessels and/or spray systems with associated manifolds, hydraulics, pneumatics, loaders, un-loaders, fill/mix, and conveyance apparatuses, all constructed inside a controlled environment. Our methods add one additional but critical step in the processing lines already in place in virtually every seafood and poultry processing facility.  This new “kill step” will be performed by GFT personnel, immediately prior to packaging.  After the sanitization, GFT places its iPura™ seal on the package.

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

iPura™ labeled products will carry a unique food regulatory intervention insurance, not currently available in the marketplace. Marine Management Insurance Brokers, Inc. (“MMIB”), a leader in providing specialized insurance products and risk management services to the international trade of seafood, has investigated the efficacy of the iPura™ System and iPura™ Food Safety Program. As a result of MMIB’s involvement, iPura labeled product is insured against regulatory intervention and product recall throughout the distribution chain. The iPuraTM processor and their downstream customers will be relieved of the significant losses and disruption of trade that results from food safety violations. This will provide the market with an unprecedented level of security and provides international credibility for the iPura™ seal. Mr. Curtis Keyes, the CEO and founder of MMIB, also serves on our Advisory Board.

We have established, and successfully registered the iPura™ trade mark to identify products processed by the iPura™ Seafood Processing System. iPura has been accepted as a registered trade mark in the European Union, Japan and in the U.S., although the USPTO will not accept the trade mark in the official registry until such time as iPura products are purchased commercially in the U.S. With the first iPura System becoming operation on January 30, 2009, the Company anticipates commercial sales of iPura labeled products in the first quarter 2009. At such time, iPura will be accepted into the official registry of the USPTO as a registered trade mark.

The iPura seal is a guarantee that Global Food Technologies’ personnel provided continuous daily on-site food safety services at the seafood processor’s facility. It is the expectation of management that buyers will recognize iPura as the world’s first food safety seal backed by insurance throughout the distribution chain against regulatory rejection and product recall and that consumers will recognize the seal as a mark of excellence signifying the iPura slogan “The Highest Standard in Food Safety”.

Our management believes that consumers are willing to pay a premium for value added food safety, and we believe that we can create additional demand for our products by educating consumers about the benefits of food products bearing the iPura™ seal.  Currently, we are advertising in industry publications.

To date, we have tested our technology primarily on seafood products, including actual seafood product supplied by our potential customers.  Application of our technology to poultry and other foods will require significant additional research and development.  Internal testing has demonstrated that our system is effective against bacterial pathogens and spoilage microorganisms, such as salmonella, campylobacter and E. coli.  However, our technology is not designed or intended to, and does not have, any effect on viral or genetically transmitted diseases, such as “mad cow disease” or avian flu, and we have no present intent to expand our science into that area.  Our management has studied food safety issues extensively, and believes that the largest numbers of deaths resulting from food-borne illnesses are attributable to bacterial pathogens, and we are committed to focusing on the food safety issues associated with those specific illnesses, at least for the near future.

Benefits of our technology over other technologies include the following:

•	our “kill step” method does not affect the size, weight, texture, taste, smell, appearance or nutritional value of the seafood products treated by it;
•	our systems are scalable to suit the output level of each individual processor;
•	installation can be made at little cost to the seafood processor, since our current plan is to charge service and licensing fees based on volume; and
•	our method is clean, safe to use, and environmentally friendly, because it does not rely on caustic chemicals or radiation to eliminate pathogens and spoilage organisms in the treatment process.

iPura® Value Points

The iPura Program integrates cutting-edge technologies to mitigate dangerous pathogens and contaminants that too frequently compromise seafood products during the processing and packaging stages.

Safety controls prior to packaging:

•	Patented “organic clean step” or “kill step”
•	Turn-key industrial hardware
•	On-site food safety and quality assurance team
•	Multiple interventions to combat foodborne hazards
•	On-site microbiologist for continual testing against foodborne hazards
•	Packaging within a controlled environment
•	Independent third party certification
•	Chlorine free

Safety controls in the distribution chain:

•	Temperature monitoring
•	Protection against cross contamination
•	Traceability
•	Security authentication against counterfeiting
•	Insurance against regulatory rejection and product recall

Proposed Benefits to the Food Distribution Chain

•	Protects public health
•	Protects brand names and company image
•	Protects against product rejection
•	Protects against product recall
•	Reduces product liability
•	Reduces product waste
•	Promotes extended shelf-life
•	Provides seamless traceability
•	Increases profitability

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

Distribution and Marketing Plan

Management has determined it is commercially feasible to create recurring revenue streams through service, sales, and licensing to capitalize on the potential of our proprietary technologies, market opportunities and human resources. We have identified three price-per-pound revenue models, with one particular model to be tailored for use with each processor dependant upon the circumstances of and GFT’s relationship with that processor.  In each model, GFT will provide the daily on-site service to maintain control of The Highest Standard in Food Safety. The models are discussed in detail above, on the “Overview” section.

   A. Service and Licensing - GFT will bill a price-per-pound charge to the food processor for (1) the daily on-site iPura food safety service and (2) the right, under license, to affix the iPura seal on a package containing product processed through the iPura system.

   B. Service and Sales - GFT will act as the exclusive importer of iPura-labeled products through its wholly-owned subsidiary, iPura® Food Distribution Company (“IFD”). GFT will carry out the service, sales, marketing and management, while IFD will manage the logistics.

   C. Regional License - Management believes that if GFT is successful in both models discussed above, it could create demand for a third revenue model that would envision the licensing of strategic “partners” to support the expansion of iPura in large international consumer markets such as China, Japan, and Europe.

GFT has elected to initially enter the market utilizing the “importer” model, as described in point “B” above. On January 30, 2009 the first iPura System became operational in a major seafood processing plant on Hainan Island in the People’s Republic of China. GFT anticipates the importation and sales of product under the iPura label during the first quarter 2009.

We will proceed to validate iPura with sales in the U.S. markets. Thereafter, GFT intends to pursue the opportunity to create growth by adding more food products and by licensing strategic partners to distribute iPura-labeled products internationally, thereby creating additional streams of recurring revenue.

Beginning in the 4th quarter of 2008, iPura has been advertised in various industry publications in an effort to reach the seafood buyers and influencers. These publications include: Seafood Business, Seafood International, Intrafish, GAA Magazine, Progressive Grocer, Chef and Food Safety Magazine.

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

In addition to our first commercially installed iPura™ Seafood Processing System, we have further developed relationships in the first three markets we have chosen to introduce our technologies: Vietnam, Chile, and China.  We have chosen to commence our business in these three countries, and have established representative office relationships there, because we believe that these markets represent very large seafood and poultry exporting countries, have strong governmental and trade association support that can help with quicker market acceptance by processors, and have a proven desire to be seen as using “state of the art” technologies in processing their food for export consumption.

Vietnam

GFT has identified Vietnam as a prime target market for its pathogen elimination technology.  There are a number of contributing factors to the high priority given Vietnam.  Some of those contributing factors are:

•	Seafood is one of the leading export industries in Vietnam.
•	Seafood exports deliver much needed hard currency to the Vietnamese government and economy.
•
Vietnam has a tremendous need for pathogen elimination systems.  They have had a number of rejections and retentions from the EU, U.S. and Japan due to microbial contamination and the filthiness of their exports.

•	Vietnam recognizes the safety and quality issues confronting their industry and desires to improve their seafood quality and global reputation.
•	Vietnam is a newly accepted participant in the World Trade Organization.

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

Global Food Technologies has two signed contracts in Vietnam. One contract is with a major shrimp producer and the second contract is with a major pangasius (basa) producer. Management anticipates the fulfillment of those contracts during the second and fourth quarter 2009.

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

Global Food Technologies has a signed contract in Chile with a major salmon and trout processor. Management anticipates the fulfillment of those contracts during the third quarter 2009.

China

In 2006, GFT met with industry and governmental leaders as the invited guests of the Chinese Seafood Certification Institute (“CSCI”) and Ms. Min Han, its CEO. The CSCI was formerly under the Ministry of Agriculture until it was privatized. On March 7, 2007, GFT signed a contract with the CEO of the CSCI, for representation of potential customers. On March 12, 2007, GFT and CSCI sponsored a private meeting with 36 Chinese seafood delegates at the Boston Seafood Show. The seminar and private meetings that followed led to governmental support that resulted in an invitation to speak to the seafood processing members at a major seafood event in China on May 19, 2007,  GFT was presented as a guest at the annual meeting of the China Aquatic Products Processing and Marketing Association.

GFT provided a keynote speech at the China International Food Safety Conference in Beijing, on September 13, 2007. The audience included most of the major influencers in global food safety, including the Food and Agricultural Organization of the United Nations, European Food Safety Commission, U.S. FDA, USDA, along with numerous regulatory agencies, universities, and multinational corporations from around the world. After the meeting GFT signed a memorandum of cooperation with the CIQ of the People’s Republic of China (CIQ is China’s FDA equivalent).

As previously stated, on January 30, 2009 the first iPura system became operational in a major seafood processing facility in the PRC. We have not yet placed any orders or signed any retail or distribution contracts with third parties. Management anticipates further contracting and operations throughout 2009 and beyond.

United States and Other International Markets

Management will focus our initial contracts in the seafood industry in Vietnam, Chile, and China because of the immediate need to address the problems of food-borne pathogens in those important international export markets.  Management believes that by leveraging the contacts that we have made in these three countries, we can build the resources and track record to then enter markets in which there is greater competition (and the need for greater amounts of capital and resources to compete effectively), such as in the United States and other countries that we have identified.

Production

Our commercialization team is ready to put full-scale production plans in motion. The team consists of seasoned experts with high-level engineering and production experience at the Jet Propulsion Laboratory, Lawrence Livermore Laboratory, and Allied Signal. They have had success working together as a team while working on several major projects, including NASA’s Galileo project.  This team evaluated our last prototype, and then they designed and then supervised the manufacture of our new equipment, including the systems and subsystems that were part of the first iPura system installation in China. GFT’s system is now easy to operate and maintain, and scalable for volume. Upon receipt of adequate funding, we plan to sign contracts for the manufacturing of the iPura™ systems with experienced commercial suppliers. The main system components and electronic controls (PLC’s) will be manufactured in the United States while the supporting system components such as pumps, chillers, etc. are industry standard and can be procured locally in the country of installation. Following the successful blueprint of the first iPura installation,  the integration will continue to be handled by GFT personnel with PLC programmers from the United States. GFT employees will operate and maintain the systems onsite and will handle all the quality control aspects of the process.

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

Processor and Distribution Agreements

GFT has executed contracts with four seafood processors pursuant to which GFT will install our iPura™ System  at the seafood processors’ facilities.  All of the current agreements are structured pursuant to our “importer” model (model “B” as described in Part I, Item 1 “Business”), with our wholly-owned subsidiary, iPura Food Distribution Company (IFD) responsible for ordering and purchasing the seafood from the processors, and then importing and distributing the seafood products to retailers or other distributors.  IFD has also signed agreements with the same four processors outlining the exclusive purchase terms.

Under these agreements, GFT is generally responsible for the cost of manufacturing, fabricating and installing the iPura™ System  at the processors’ facilities, with the processors providing power and utility connections and certain other operating expenses.  In one instance, GFT is also responsible for financing a six hundred square meter expansion of the processor’s plant to facilitate the iPura™ System, with GFT being reimbursed by the processor for such costs through credits against future seafood orders.

Under these agreements, our iPura™ System  would typically be installed onto one or two processing lines at the processors’ facilities.  Our iPura™ System  will be operated and supervised by GFT personnel, at GFT’s expense.  Seafood processed through our iPura™ System  will then be packaged and labeled with our iPura seal.  IFD has the exclusive rights to buy and distribute the seafood processed with our iPura™ System and the processors therefore cannot sell such seafood to any other customers or distributors, or otherwise use our iPura™ System for any other seafood processing. The agreements have terms that range from one to three years from the date of completion of the installation of our iPura™ System at the respective processor’s facility.  IFD has obtained most favored nations pricing with respect to seafood purchased under all of the agreements. None of the agreements have any minimum purchase requirements for IFD, although one agreement has a target volume schedule, with potential increases to the per pound seafood price if such targets are not met.

The following is a summary of the processor location, the type of seafood to be processed,  the target installation dates, and the current estimate for installing our iPura™ System .

COUNTRY	SEAFOOD	TARGET INSTALL DATE	EST INSTALL DATE (1)
China	Tilapia	11/18/2008	Installation Completed
Vietnam	Shrimp	12/1/2008	4th Quarter 2009
Vietnam	Pangasius/Basa	3/1/2009	June 2009
Chile	Salmon or Trout	3/5/2009	3rd Quarter 2009

(1) Management’s current estimate of the date that the installation may be completed is subject to a number of assumptions and variables and is subject to change.  In cases where GFT has not met (or is anticipated not to meet) the target installation date, GFT has, and continues to, cooperate with the processors to provide mutually acceptable revised target installation schedules.  In all cases, completion of pending installations is subject to GFT obtaining sufficient capital to finance the fabrication of the iPura™ System and installation costs.

GFT has completed the China installation, although no seafood has yet been ordered by IFD or processed at such facility.  GFT expects the first seafood to be ordered by IFD and processed at this facility in the first quarter of 2009, with distribution and sales targeted for the U.S. There is a second iPura™ System located at the processor in China that is available for future installation if sales levels require it.

IFD has not executed any agreements with retailers or sub-distributors, but continues negotiations with certain select U.S. grocery store retailers.  IFD will also have to acquire commercial financing or letter of credit arrangements in order to purchase the seafood orders with the processor and carry the seafood inventory costs until resold to a sub-distributor or retailer.

Media Campaign

In September 2005, we entered into a three-year contract for media production and distribution services with Global Media Fund, LLC to produce and distribute nationally-syndicated newspaper and/or radio features covering our proprietary products and services and their commercial launch into the food safety industry.  These articles and radio spots, a material part of our proposed marketing plan, will be distributed to over 10,000 newspapers and 6,000 radio stations.  Global Media Fund’s marketing efforts will be primarily directed at consumers as a critical component of our “pull through” marketing plan.  During the fourth quarter of 2008, Global Media Fund  began with marketing efforts under the contract with a consumer-based campaign timed with the anticipated distribution of seafood products bearing the iPura™ seal in the United States during the first quarter 2009.

The cost of the contract totals $4,500,000, with cash of $50,000 and common stock with a value of $1,100,000 paid at signing and additional common stock with an aggregate value of $1,100,000 paid in three installments in 2006. The commitment for the remaining cost of $2,250,000 was paid in Company common stock at fair market value, in twelve quarterly installments, being fully paid in December 2008.

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

Government Regulation

Our business will be subject to federal and state regulations in the United States, as well as those of the foreign jurisdictions in which we may endeavor to sell our products and services (such as Vietnam, Chile, and China).  In addition to all of the other regulations to which a U.S. business is subject generally (including, among other things, regulations governing employment, occupational safety, business licensing, import-export activities and taxation), some of our future products may be subject to review and approval by the FDA.  Since our suppliers have already received FDA approval for the current components of our iPura™ Seafood Processing System that come into contact with food, such as the liquid wash, our iPura™ Seafood Processing System does not require FDA approval as confirmed in writing to us by the FDA Office of Pre-Market Approval. However, other states or foreign jurisdictions in which our processes are used, or where a product treated with them is exported, may impose further regulations which could be more or less stringent than those imposed by the FDA.  We do not believe that any governmental regulations will materially restrict the installation and use of our iPura™ Systems in Vietnam, Chile, or China and we do not believe that any specific regulatory bodies will require pre-approval of our systems in those countries.

Intellectual Property

We have been issued three patents from the U.S. Patent and Trademark Office that relate to our proprietary technologies.  The most recently issued patent relates to certain aspects of our iPura™ Seafood Processing System, and the other two relate to technologies for potential use with produce (although we have no current plans to commercialize the patents related to produce). We also have filed two additional patent applications that are pending.  These patents allow us to own and control the science that has resulted in our proposed line of commercial food safety solutions.  We filed for patent protection in the U.S. and in 15 foreign countries, and in the European Union. We believe that this will result in patent protection in every major seafood and poultry producing and exporting countries.  The countries we have selected, along with the United States, represent our management’s determination of the prime target markets for the food safety technologies we are developing.

We have filed applications to register the iPura trade marks with the U.S. Patent and Trademark Office as well as the same 15 patent countries, and the European Union, through PCT filings. The iPura™ trade mark has been allowed in each country. The US Trademark Office has issued a "Notice of Allowance" for the iPura trademark and all that remains to complete the registration process is to submit evidence that GFT is selling the food products in the U.S. using / under the iPura brand. With the first iPura System becoming operation on January 30, 2009, the Company anticipates commercial sales of iPura labeled products in the U.S. in the first quarter 2009, although currently, no retail distribution contracts with grocery stores or other outlets have been executed. At such time, iPura will be accepted into the official registry of the USPTO as a registered trade mark. The trademark applications for the iPura trademark also cover use of the mark in connection with fish, meat, pork, poultry, turkey, fresh fruits, and fresh vegetables.  GFT owns the rights to the iPura mark for these goods, even though it may actually be the licensees who are selling the processed foods.  The licensees' use of the iPura brand in connection with the processed foods will inure to the benefit of GFT.

Employees

As of December 31, 2008, we had 24 full time employees.

ITEM 1A.  RISK FACTORS

A description of risk factors is not required for smaller reporting companies.  However, we note that a variety of factors could cause our actual results and future experiences to differ materially from management’s anticipated results or other expectations expressed in this Annual Report. The risks and uncertainties that may affect our operations, performance, development and results include, but are not limited to, the following:

•	whether we will be able obtain additional financing to continue or expand operations and the terms on which we will be able to obtain this financing, if at all;

•	whether our initial system installation will perform as expected in commercial applications;

•
our ability to obtain any commercial financing to allow us to purchase seafood inventory for processing in our iPura™ System, and to obtain such financing in amounts required and on commercially reasonable terms;

•	our ability to negotiate contracts and purchase orders with distributors and retailers;

•	risks related to inventory costs, shipping and handling and spoilage;

•	our ability to obtain one or more third-party manufacturers for our system components and other products;

•	the cost at which we will be able to have our system components and other products manufactured, if at all, and the time it will take to have our system components and other products manufactured;

•	our ability to obtain all required components for our systems on a timely basis and at the prices we anticipate;

•	whether our systems and products are viewed as providing the benefits we claim and whether these benefits are marketable by any customers we may seek to obtain;

•	our ability to enter into additional contracts with food processors, the time it takes for us to enter into any of these contracts and the licensing or pricing models we are able to implement;

•	our systems and products performing in the manner we expect in customer applications and without any material modifications;

•	our ability to obtain all necessary governmental approvals for our systems and other products, including all required import-exporter licenses and permits;

•	whether the introduction of the iPura™ brand will succeed in creating preferences with the consuming public;

•	whether we will be able to apply our technology to products other than fish or use our technology in any other fields;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2. PROPERTIES

We have a lease for our Corporate offices with the City of Hanford, California, for approximately 3,420 square feet of office facilities located at 113 Court, Hanford, California. The lease expires September 30, 2010. The monthly lease rate is $4,623.

In August 2007, we relocated our science and engineering staff from Pocatello, Idaho to Hanford, California. We rented approximately 15,000 square feet of warehouse in September under a seven (7) year lease finalized in November requiring escalating rent from an initial $10,650 per month over the term of the lease and including a tenant improvement allowance of $250,000.  We have not utilized our tenant improvement allowance as of December 31, 2008.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge, no material proceedings are threatened or contemplated against us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no public market for our securities and we cannot assure you that one will develop.

Number of Stockholders

As of January 31, 2009, we had 486 stockholders of record.

Dividends

We have not paid dividends on our common or preferred stock, and we do not anticipate paying dividends on our common or preferred stock at any time in the foreseeable future. To date, we have not generated any revenues and we currently anticipate that we will retain any future earnings for use in developing our business.  Any determination to pay dividends in the future will be at the sole discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by our Board of Directors, if any.

Recent Sales of Unregistered Securities

During the fourth quarter of 2008, we issued the securities described below which were not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act.  We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below.  In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act.  For these reasons, among others, the offer and sale of the securities listed below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated by the Securities and Exchange Commission, which we refer to as the SEC, under the Securities Act.

In the fourth quarter of 2008, a total of 93,537 shares of common stock at a price of $4.50 per share and 62,281 warrants to purchase common stock were issued in private placements for total proceeds of $328,771, net of costs of $92,140, related to the issuance of 20,476 shares of common stock to finders.

A total of 41,667 shares of common stock valued at $4.50 per share were issued to Global Media Fund for a total value of approximately $187,501, and recorded as marketing expense when the shares were granted.

Accrued Directors fees are paid in shares of common stock. A total of 13,332 shares of common stock were issued during the fourth quarter of 2008 valued at $59,993.

Shares were issued for services to engineering and marketing consultants during the fourth quarter of 2008, for a total of 48,167 shares valued at $216,752.

Restricted Stock awards were made under the 2006 Stock Incentive Plan to 10 employees and consultants during the fourth quarter of 2008. The awards are fully vested but the shares are restricted as to transfer until they are registered and an actual trading market exists.  A total of 183,500 restricted shares were granted during the fourth quarter of 2008. The shares were valued at $4.50 per share for a compensation expense of $825,750.

In December 2008, 700,000 warrants to purchase common stock were issued to an officer and a consultant as compensation. The officer received 200,000 warrants exercisable at $7.00 per share for a term of 5 years. The fair value of the warrants was determined to be $289,200. The other 500,000 warrants were issued to a consultant. These warrants are exercisable at $5.00 per share for a period of 5 years and were valued at $935,000.  The imputed costs were charged to compensation expense.

We did not make any repurchases of our securities during the fourth quarter of fiscal year 2008.

ITEM 6.   SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following presentation of our plan of operation has been prepared by management and should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Annual Report on Form 10-K.

Plan of Operation

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura™ System (formerly referred to as the BEST Seafood Processing System). Our iPura™ System is ready for market introduction as the physical embodiment of The iPura™ Food Safety Program, although our other prospective products still require additional research and development, and some customization of the iPura™ system will be required for each specific on-site installation. As of December 31, 2008, we have not generated any revenues and since inception we have incurred accumulated losses of $54,158,380 and negative operating cash flows of $31,978,879. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system. This system has been fabricated and installed in a processing facility in China in 2008, and will commence commercial production in the first quarter of 2009.

GFT began promoting the iPura™ label through industry trade shows, trade publications, workshops, seminars, invited speaking engagements, and meetings sponsored on our behalf by various governmental agencies and industry trade associations. The Company is executing its marketing strategy by promoting the iPura™ brand to food processors and industry associations as the world’s first food safety label. In 2008, we commenced marketing the iPura™ brand to consumers.  The iPura™ seal is anchored with a descriptive and lasting slogan: “The Highest Standard in Food Safety™”.

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

The iPura™ Food Safety Program is designed to help the food distribution chain grow their margins by increasing the quality, safety, and economic value of their products by reducing or eliminating the waste and liability associated with the distribution of contaminated food, and by increasing shelf life.

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

Initially, we have targeted three major seafood markets: Chile, Vietnam, and China. Each is among the world’s top 10 seafood exporting markets and potential customers as well as certain government agencies in each country have expressed interest in installing iPura™ systems.  With the official sponsorship of government and industry associations, GFT has presented to hundreds of processors in these countries, and has negotiated contracts with large volume processors in each country. GFT anticipates expanding into other large seafood producing countries such as Norway, Thailand, India, Canada, and the United States in phase two. Seafood is expected to be followed by poultry and pork, with plans to develop a system for meat and possibly other food products marketed under the iPura™ label in the future.

GFT has established itself in three of the world’s largest seafood exporting countries: China, Vietnam and Chile. GFT believes that it was successful in executing a top down strategy that began at the respective country’s governmental level of The Ministry of Agriculture / Department of Agriculture; these meetings resulted in introductions to the Ministry of Fisheries / Department of Fisheries, which led to introductions with governmental food regulatory agencies and referrals by these public entities to the Seafood Processing Associations. All were briefed on the iPura™ Food Safety Program and the economic value proposition was explained.

During the next 12 months, we will continue to  market to consumers and to continue marketing efforts to processors and industry associations to create awareness of our iPura™ brand, the iPura™ Seafood Processing System and other food processing technologies.

We also intend to participate in the following industry conferences:
•	Institute of Food Technologists Expo
•	Food Marketing Institute Annual Business Conference
•	Food Safety Conference (International Association for Food Protection)
•	National Food Policy Conference

As of December 31, 2008, we had no debt other than trade indebtedness in the ordinary course of business and short term loans of $540,000 from a Director and a shareholder due on demand. Based on our cash balance as of December 31, 2008, we estimate that we will need to raise additional capital in the amount of $5 million to cover our operating costs for fiscal year 2009 and obtain a line of credit to finance the “inventory” of iPura™  product. Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding.  We are exploring commercial and joint venture financing opportunities and relationships with potential processor/customers with sale and lease-back arrangements.

We believe that we have adequate plant capabilities and capacity and sufficient qualified personnel to achieve our planned operations over the next 12 months, although we do anticipate an investment in additional research and laboratory facilities to meet any accelerated or new product support requirements. In addition, an increase in the number of units of the iPura™ System produced and installed beyond the first two units will likely require additional outsourcing of fabrication, integration and installation of the units. We will add non-technical support personnel as required to manage the increase in administrative activity.

Revenues

Since our inception, we have not had any revenues from operations and have operated mainly as a research and development company.  We are classified as a “Development Stage Company” under accounting principles generally accepted in the United States. We expect to have revenues in the first half of 2009 although there can be no assurances.

Liquidity and Capital Resources

The independent auditors report on our financial statements for the year ended December 31, 2008 included in this Form 10-K states that our need to generate sufficient cash flow to meet our obligations and sustain operations raises substantial doubts about our ability to continue as a going concern.

Historically, our sole source of cash and for Tech has been the sale of equity to investors.  Although we expect to generate revenue from installing and operating the initial iPura™ Systems within the next 12 months, any funds generated from installing and operating our iPura™ Systems during fiscal year 2009 are not expected to cover our operating expenses. In addition to cash in hand as of December 31, 2008, we believe that we will need approximately $5 million to manufacture iPura™ Systems and cover operating expenses during the next 12 months, in addition to a line of credit to finance the inventory of iPura™  product. However, the amount of capital required will vary depending on a variety of factors, many of which are beyond our control.  We believe that commercial financing is available to construct and install our iPura™ Systems, but have not identified any sources of financing. We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.

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

The iPura™ Seafood Processing System, the physical embodiment of our food processing technology, was completed, tested and available for commercial application (in a previous generation design) in 2005 and was capitalized at a construction cost of $3,157,111.  Design, testing and support costs involved were expensed. In 2005, mechanical and software upgrades were implemented to optimize the mechanical process. The improvements were so substantial that this prior model was deemed inappropriate for installation in a customer’s processing facility. As a result, the Company recorded an asset impairment charge of $3,157,111 for the year ended December 31, 2005. Two subsequent models were developed with increased capacity and simplified operating and maintenance parameters. The last of these models has been deemed commercially viable and has been fabricated and installed at a processor in China and the cost has been capitalized. Design, testing and support costs incurred on these models through December 31, 2008 have been included in research and development costs.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight line method based on the estimated useful lives of the assets, all estimated at five years. There are no capitalized leasehold improvements.

Long-lived Assets

We account for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the long lived assets are to be held and reviewed for events or changes on circumstances that indicate that their carrying value may not be recoverable. We periodically review the carrying value of long lived assets to determine whether or not an impairment to such value has incurred. The iPura™ Seafood Processing System asset was physically reconfigured for operational efficiency in 2005. The total capitalized cost of the iPura™ Seafood Processing System was considered impaired in 2005 and the Company recorded an asset impairment charge of $3,157,111 for the year ended December 31, 2005. In July 2007, we relocated the Research and Development activity from Pocatello, Idaho to Hanford, California. Current Research and Development activities can better be characterized as Commercialization Engineering resulting in the diminished use of laboratory and scientific equipment previously capitalized as fixed assets. The majority of these fixed assets have been fully depreciated but have productive value for future activities when scientific oriented projects are considered necessary. Accordingly, the fully depreciated assets in the amount of $493,157 were retired as well as certain similar laboratory equipment resulting in an impairment cost of $24,903. No other impairments were recorded during the period from June 25, 2001 (Inception) through December 31, 2008.

Concentration of Credit Risk

We place our cash with high quality financial institutions, and at times may exceed the Federal Deposit Insurance Corporation $250,000 insurance limit.

Income Taxes

We account for income taxes under the Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”).   Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There was no current income tax expense or benefit due to our not having any material operations from inception and for the years ending December 31, 2008 and 2007. Our deferred tax asset related to net operating loss carryforwards has been offset by a 100% valuation allowance.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. We adopted FIN 48 on January 1, 2007. As a result of adoption of FIN 48, we recognized no liability for unrecognized income tax benefits. Additionally, we recognized no interest and penalties related to uncertain tax positions and as of and for the year ended December 31, 2008, we have no accrued interest related to uncertain tax positions.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, accounts payable and accrued liabilities, approximate their fair value as of December 31, 2008 and 2007.

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

The 6,373,451 stock purchase warrants outstanding at December 31, 2008 were not used in the computation of loss per share as their effect would be antidilutive.

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

Contractual Cash Obligations and Contingent Liabilities and Commitments

We have contractual obligations and commitments with regards to operating lease arrangements. The following table quantifies our expected contractual obligations and commitments subsequent to December 31, 2008:

	Payments due by period
		Less than		More than
Contractual Obligations	Total	1 year	1-3 years	3 years
Operating lease obligations	$945,790	$226,838	$328,604	$390,348

Cautionary Information Regarding “Forward-Looking Statements”

This Annual Report on Form 10-K includes certain statements about us that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to matters such as, among other things, product development and acceptance, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

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

Forward-looking statements made by us are based upon a knowledge of our business and the environment in which we operate.  However, because of various risk factors, including those briefly listed in Part II, Item 1A above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements made in this report.  We cannot assure you that the results or developments we anticipate will be realized or, even if substantially realized, that those results or developments will result in the expected consequences or otherwise affect us, our business or operations in the ways expected.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, all of which are expressly qualified in their entirety by these cautionary statements.  Except to the extent required by law, we do not undertake any obligation to release or publish any revisions to our forward-looking statements, including without limitation those contained in this report, to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report immediately following the signature page.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure in our two most recent fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective based on our material weakness in the form of lack of segregation of duties, which stems from our development stage status and limited capital resources to hire additional financial and administrative staff.

Management’s Annual Report on Internal Control Over Financial Reporting

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-K a report on management's assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including Mr. Meeks, our Chief Executive Officer, and Mr. Sparks, our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation and assessment led to the identification of a material weakness in our internal control over financial reporting as indicated below:

•
As is typical with emerging companies in the development stage, we lack the necessary number of personnel to provide adequate segregation of duties within our accounting and financial reporting functions.

Our plan to remediate this material weakness, subject to monetary constraints, is to hire additional personnel and/or utilize outside consultants to provide an acceptable level of segregation of duties. This annual report does not include an audit report of our registered public accounting firm regarding internal control over financial reporting. In addition, management's report on internal control over financial reporting is not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B   OTHER INFORMATION

Information Not Previously Disclosed in a Report on Form 8-K

In the fourth quarter of 2008, GFT and our wholly owned subsidiary, IFD, signed the following agreements with four seafood processors:

iPura Food Safety Installation & Services Agreement dated as of November 11, 2008 by and between GFT and Tongwei (Hainan) Aquatic Products Co., Ltd.;
iPura Sales Agreement dated as of November 11, 2008 by and between IFD and Tongwei (Hainan) Aquatic Products Co., Ltd.;
iPura System Installation Agreement dated as of September 5, 2008 by and between GFT and Procint Ltda.;
iPura Processing Agreement dated as of September 5, 2008 by and between IFD and Procint Ltda.;
iPura Food Safety and Quality Assurance Services Agreement dated as of September 9, 2008 by and between GFT and FIMEX VN Sao Ta Foods Joint-Stock Company;
iPura Supplier Agreement dated as of September 9, 2008 by and between IFD and FIMEX VN Sao Ta Foods Joint-Stock Company;
iPura Food Safety and Quality Assurance Services Agreement dated as of November 20, 2008 by and between GFT and Binh An Seafood Joint Stock Company; and
iPura Supplier Agreement dated as of November 20, 2008 by and between IFD and Binh An Seafood Joint Stock Company.

These contracts are filed herewith as exhibits and are described in greater detail in Part I, Item 1 “Business” under the sub-heading “Processor and Distribution Agreements.”

PART III.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and positions of our directors and executive officers, as of December 31, 2008, are set forth below.  Biographical information for each of these persons also is presented below:

Name	Age	Position Held
James Bouskos	60	Chairman of Board
Keith Meeks	48	President and Chief Executive Officer
Marshall F. Sparks	68	Chief Financial Officer, Secretary and Treasurer
Stephen J. Fryer	70	Director
Gary L. Nielsen	66	Director
Arthur C. Agnos	70	Director
James Stockland	46	Director

There are no family relationships between any of our directors and/or any executive officers.

James Bouskos – Chairman of the Board

Mr. James Bouskos served as the Chairman of our Board of Directors throughout fiscal year 2008, a position he was appointed to in August 2005 in connection with the Transaction.  Mr. Bouskos retired effective January 8, 2009. He joined Tech in December 2004, when he was appointed the Chairman of Tech’s Board of Directors. From January 2000 to September 2004, Mr. Bouskos operated Bouskos Consulting, a business consulting firm that served real estate developers, restaurants, retailers, corporations, including high technology and biotechnology companies, and other businesses.  In 1988, Mr. Bouskos was appointed by the Mayor of San Francisco to the San Francisco Port Commission, which oversees the maritime, commercial and public operations of San Francisco’s waterfront.  He served as both the Vice President and President of the Port Commission until his retirement from the Port Commission in 1992. Mr. Bouskos attended Foothill College and California State University Fresno, where he majored in English Literature.

Keith Meeks – President and Chief Executive Officer

Mr. Keith Meeks currently serves as our President and Chief Executive Officer, positions he was appointed to in August 2005 in connection with the Transaction.   He was also a co-founder of Tech.  Previous to this, he had served as the Vice President of Corporate Development of Tech where his responsibilities included working with Tech’s consultants and advisors to select beta test site partners and primary target markets.  He has been a director and an officer of Tech since August 2001.  From August 2000 to July 2001, he was the Director of Business Development of Global Food Technologies, LLC, the predecessor of Tech.   Mr. Meeks started his professional career in the financial services industry in 1980 with New York Life, and later became a Certified Financial Planner and Investment Advisor, receiving this designation from the College of Financial Planners in Denver, Colorado.  In 2008, he was awarded the Certificate in International Food Laws from Michigan State University, the College of Agriculture & Natural Resources, and the Institute for Food Laws & Regulations.

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

Gary L. Nielsen – Director

Mr. Gary L. Nielsen currently serves as one of our Directors, a position he was appointed to in August 2005 in connection with the Transaction.  He also serves as a Director on Tech’s Board of Directors, a position he has held since December 2004.  Mr. Nielsen is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and Arizona Society of Certified Public Accountants. Since September 2005, Mr. Nielsen has served as the President of National Health Benefits Corp.  He served as the principal of Terra Capital, Inc. from September 2003 through September 2005. From December 2000 through September 2003, Mr. Nielsen was the Chief Financial Officer of Environmental Support Solutions, Inc. Previously, he was a manager in the Phoenix office of KPMG and has served in an executive capacity as Senior VP of Finance or CFO for three NYSE companies, one AMEX company and a NASDAQ company. These companies include Granite Golf Corporation, Best Western International, Giant Industries, Inc., American Continental Corporation and Del Webb Corporation. Mr. Nielsen is a graduate of the Arizona State University where he received a Bachelor of Science in Accounting.

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

During our fiscal year ended December 31, 2008, our Board of Directors held three meetings.

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

As of December 31, 2008, Stephen J. Fryer, Gary L. Nielsen, Arthur C. Agnos and James Stockland are independent directors.  The Board of Directors has determined that Mr. Nielsen is an “audit committee financial expert” as defined under SEC rules.

Section 16(a) Beneficial Ownership reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our executive officers, directors and greater than 10% stockholders to file reports of beneficial ownership of our common stock on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the SEC.

We believe that during the fiscal year ended December 31, 2008, our executive officers, directors or beneficial owners of more than 10% of our common stock complied with the Section 16(a) filing requirements, with the following exceptions:  Mr. Agnos filed two Form 4s late that reported a total two issuances of stock granted by the Company in connection with services as a director and one acquisition of stock from another Company director; Mr. Fryer filed two Form 4s late that reported a total of two issuances of stock granted by the Company in connection with services as a director; Mr. Nielsen filed one Form 4 late that reported the issuance of stock by the Company in connection with a loan to the Company by Mt. Nielsen; Mr. Bouskos filed late amendments to two previously filed Form 5s, and also filed one Form 5 late that reported several transactions that should have been previously reported on Form 4s. These Form 5s and amendments disclosed an aggregate of thirteen sale transactions and four gift dispositions of Company common stock. Mr. Stockland failed to file a Form 4 disclosing one stock grant issued in connection with services as a director.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers and employees, including our principal executive, financial and accounting officers.  A copy of the Code of Ethics is available on our website at www.globalfoodtech.com.  We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and persons performing similar functions and amendments to, or waivers from, any provision which relates to any element of our Code of Ethics.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

We have not adopted any retirement, pension, profit sharing or insurance programs or other similar programs for the benefit of our employees other than the 2006 Stock Incentive Plan for Officers, Directors, employees and consultants

The following table sets forth compensation information for services rendered by our Chief Executive Officer in fiscal 2008 and our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

James Bouskos	2008	76,116	—	10,500	86,616
Chairman of the	2007	76,116		10,500	86,616
Board

Keith Meeks	2008	150,555	—	11,096	161,651
President and	2007	150,555	—	11,096	161.651
Chief Executive

Marshall F Sparks	2008	111,000	514,200	—	625,200
Chief Financial	2007	106,500		—	106,500
Officer

(1)
Option awards for Mr Sparks included the grant of 50,000 shares of common stock to be issued in 2009, valued at $4.50 per shares or a total of $225,000 and fully vested Warrants to purchase common stock at an exercise price of $7.00 per share, valued at $289,200. The warrants were granted in December 2008 and have a term of 5 years. The warrant component of the amount shown is the imputed value of the warrant, calculated using the Black-Scholes method, required to be recognized in the financial statements.

(2)	Other Annual Compensation represents payments made on leased vehicles provided to these two officers.

Stock Option Grants

We adopted our 2006 Stock Incentive Plan in November 2006. Directors, officers, employees and consultants are eligible to receive awards under the plan.

Outstanding Equity Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
James Bouskos	—	50,000	—	$5.00	Nov. 2011
Keith Meeks	—	—	—
Marshall F. Sparks	—	200,000	—	$5.00	Nov. 2011
		200,000		$7.00	Dec 2013

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

As of December 31, 2008, our independent directors were Stephen J. Fryer, Gary L. Nielsen, Arthur C. Agnos and James Stockland.  All directors are entitled to be reimbursed for reasonable expenses actually incurred by them in connection with their duties as directors.

Director compensation
Name	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($)(3)	Option Awards ($)	Total ($)
James Bouskos (1)	—	—	—	—
Stephen J Fryer	—	48,996		48,996
Gary L Nielsen	29,996	—		29,996
Arthur C Agnos	—	104,998		104,998
James Stockland	28,000	135,000		163,000
Total	57,996	288,994	-	346,990

(1) Mr. Bouskos did not receive any compensation for serving as a director.  Compensation for services as an officer is disclosed above in the “Summary Compensation Table” disclosing named executive officer compensation.

(2) Director’s fees are accrued monthly and the accrual is paid in shares of common stock annually, the timing being at the request of the individual Director, with Directors permitted to defer all or a portion of such compensation.  The dollar amounts in this column represent the amount of director fees accrued, but deferred, by each director during 2008. We did not pay any directors fees in cash in 2008, and anticipate paying any such accrued amounts through the issuance of common stock in 2009.

(3) The dollar amounts in this column represent the portion of directors’ fees actually paid (in the form of common stock grants) during 2008, not deferred and the value of stock awards for becoming a member of the Board.  A total of 59,221 shares were issued during the year for Board services and were valued at $266,494.  The shares of stock are fully vested and not subject to any forfeiture or repurchase restrictions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

In 2006, we adopted a stock incentive plan to incentivize officers, Directors, employees and consultants with awards of securities including stock options, stock appreciation rights and restricted stock grants. There are a maximum of 3,000,000 shares of Common Stock subject to award under the plan and the awards must be made at fair market value at the date of the award.  We have awarded grants of 1,181,000 shares of restricted stock to 31 individuals. No awards were made to officers or Directors under the plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by security holders	1,181,000	(1)	None	1,819,000	(2)
Plans not approved by security holders	None		None	None
(1) Represents restricted common stock issued.
(2) Represents the unissued balance of the 2006 Stock Incentive Plan.

Beneficial Ownership Table

The following table sets forth information concerning the number of shares of our common stock as of December 31, 2008, that are owned beneficially by: (i) each person (including any group) known to us to beneficially own more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our officers and directors as a group. Unless otherwise indicated, the stockholders listed below possess sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable.

Name and Address of Beneficial Owner (1)	Number of Shares of Our Common Stock	Percentage of Shares of Our Common Stock (2)
James Bouskos (3)	769,927	2.7%
Keith Meeks (4)	796,933	2.7%
Marshall F. Sparks (5) (9)	133,334	0.5%
Stephen J. Fryer (6) (9)	316,111	1.1%
Gary L. Nielsen (7) (9)	200,925	0.7%
Arthur C. Agnos (8) (9)	67,777	0.2%
James Stockland (9)	25,000	0.1%
All directors and officers as a group (7 individuals)	2,290,007	7.9%

Mark Terry 1060 Cactus, Pocatello, ID 83204	1,775,178	6.1%

Global Food Tech, Inc. (“TECH”)	22,945,229	79.1%

(1)	The address of the stockholders identified in this table is c/o Global Food Technologies, Inc., 113 Court Street, Hanford, CA 93203, unless otherwise indicated.
(2)	The percentage ownership is based on 29,001,427 shares of GFT common stock outstanding as of December 31, 2008.
(3)	Includes indirect beneficial ownership of 769,927shares of GFT through ownership of shares of TECH.
(4)	Includes indirect beneficial ownership of 796,933 shares of GFT through ownership of shares of TECH
(5)	Includes indirect beneficial ownership of 133,334 shares of GFT through ownership of shares of TECH.
(6)	Includes indirect beneficial ownership of 291,112 shares of GFT through ownership of shares of TECH.
(7)	Includes indirect beneficial ownership of 103,334 shares of GFT through ownership of shares of TECH.
(8)	Includes indirect beneficial ownership of 24,334 shares of GFT through ownership of shares of TECH.
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

As of December 31, 2008, three of our directors, Messrs. Agnos, Fryer and Nielsen, serve as the members of Tech’s Board of Directors.  Mr. Fryer also serves as Tech’s President, and Marshall F. Sparks, our Chief Financial Officer, Secretary and Treasurer, also has been appointed as the Chief Financial Officer, Secretary and Treasurer of Tech.  This commonality of our respective Boards of Directors and executive managements could create, or appear to create, potential conflicts of interest when these directors and managements are faced with decisions that could have different implications for Tech and us.

Related Party Transactions

With respect to each of the transactions described below, we believe that the terms of such transactions were no less favorable to us than could have been obtained from unaffiliated third parties.

On April 3, 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder.  The loan bears interest at eight percent (8%) per annum.  The loan is secured by all assets, including any intellectual assets, of the Company.  Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment.  The Company determined the fair value of the warrants to be $49,245 based upon a Black-Scholes option pricing model. which was recorded as additional interest expense   In July 2006, $100,000 of principal was repaid, leaving a balance of $250,000 that is currently past due.  The loan is currently a demand note. The loan is guaranteed by Keith Meeks, GFT’s President.

In April and May of 2006, we arranged three loans aggregating $290,000 from a Gary Nielsen, a member of our Board of Directors. Two loans aggregating $190,000 are demand loans.  The third loan for $100,000 matured July 18, 2006, and was repaid on its due date.  The loans bear interest of 8%.  Additional consideration for the 3 loans was approved by the Board in August 2006, in the form of warrants to purchase 29,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment.  The Company determined the fair value of the warrants to be $40,803 based upon a Black-Scholes option pricing model, which  was recorded as additional interest expense   In August 2006 we arranged a fourth loan, a six month bridge loan, for $100,000 from Mr. Nielsen bearing interest at 8% . The loan was renewed each subsequent maturity for an additional six months and now matures in May 2009. The three loans are unsecured.

In January and May 2008, additional loans of $100,000 each were borrowed from Mr. Nielsen by way of a margin loan from his broker. The notes were for 30 and 60 days respectively and were repaid at their due dates. Interest at 12% was paid to the brokerage account.

In January 2008, in recognition of the illiquidity of the loans and the availability of the bridge loans, Mr. Nielsen was awarded 78,000 shares of common stock valued at $351,000 in appreciation of his tolerance and patience in his financial support.

Director Independence

As of January 31, 2009, our independent directors were Stephen J. Fryer, Gary L. Nielsen, Arthur C. Agnos and James Stockland.  These independent directors also serve on our audit committee, compensation committee and nominating and governance committee; no non-independent directors serve on such committees.  Our common stock is not listed on any national securities exchange or other market.  However, for purposes of determining director independence, we use the standards set forth by the American Stock Exchange.  Mr. Fryer served as interim CEO from December 2003 through February 2005.  In accordance with the American Stock Exchange rules, a director is considered independent if such service as an interim executive officer was for a period of less than one year.  We also considered the related party transactions set forth in Item 12 of this report to the extent such transactions involved any of our independent directors, and believe that such transactions do not prevent the directors from being considered independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), independent registered public accounting firm, to audit our financial statements for the years ended December 31, 2007 and December 31, 2008.

The following table shows the fees billed for audit and other services provided by Squar Milner, for the years ended December 31, 2008 and 2007:

	2008	2007
Audit Fees (1)	$74,864	$61,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees (2)	0	0
Total	$74,864	$61,000

(1)  Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements.

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

Our Audit Committee requires advance approval of all audit, audit-related, tax and other services performed by our independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before our independent auditor is engaged to perform it.  All services performed by our independent auditors in 2008 and 2007 were approved in accordance with the Audit Committee’s pre-approval policies.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.5(1)	Amendment No. 1 to Asset Acquisition Agreement dated November 21, 2005 between Global Food Tech, Inc., Solvis Group, Inc. and Global Food Technologies, Inc.

10.6(2)	Lease Agreement dated April 6, 2001 between Parrish Realty, Inc. and Global Food Technology, Inc.

10.7(2)	Lease Agreement Addendum dated April 22, 2002 between Parrish Realty, Inc. and Global Food Technologies, Inc.

10.8(5)	2006 Stock Incentive Plan

10.9(6)	Lease Agreement dated November 1, 2007 between STG Realty Ventures Inc and Global Food Technologies

10.10(7)	Lease Agreement dated September 30, 2008 by and between Global Food Technologies, Inc. and City of Hanford

10.11*	iPura Food Safety Installation & Services Agreement dated as of November 11, 2008 by and between GFT and Tongwei (Hainan) Aquatic Products Co., Ltd.

10.12*	iPura Sales Agreement dated as of November 11, 2008 by and between IFD and Tongwei (Hainan) Aquatic Products Co., Ltd.

10.13*	iPura System Installation Agreement dated as of September 5, 2008 by and between GFT and Procint Ltda.

10.14*	iPura Processing Agreement dated as of September 5, 2008 by and between IFD and Procint Ltda.

10.15*	iPura Food Safety and Quality Assurance Services Agreement dated as of September 9, 2008 by and between GFT and FIMEX VN Sao Ta Foods Joint-Stock Company

10.16*	iPura Supplier Agreement dated as of September 9, 2008 by and between IFD and FIMEX VN Sao Ta Foods Joint-Stock Company

10.17*	iPura Food Safety and Quality Assurance Services Agreement dated as of November 20, 2008 by and between GFT and Binh An Seafood Joint Stock Company

10.18*	iPura Supplier Agreement dated as of November 20, 2008 by and between IFD and Binh An Seafood Joint Stock Company

24.1	Power of attorney (included in signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement
*	Filed herewith
‡	Furnished herewith

(1)	Filed on November 23, 2005 as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.

(2)	Filed on July 6, 2006, as an exhibit to our Annual Report on Form 10-KSB.

(3)	Filed on August 19, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on October 6, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on August 2, 2007, as an exhibit to our Annual Report on Form 10-KSB.

(6)	Filed on May 16, 2008, as an exhibit to our Annual Report on Form 10-KSB.

(7)	Filed on October 31, 2008, as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2009	GLOBAL FOOD TECHNOLOGIES, INC.,
a Delaware corporation

	By:	/s/ Keith Meeks
Name: Keith Meeks
Title: President and Chief Executive Officer

KNOWN BY ALL PERSONS THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith Meeks and Marshall F. Sparks, or any one of them, their attorneys-in-fact and agents with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name:	Title	Date

/s/ Keith Meeks	President and Chief Executive Officer (Principal	February 25, 2009
Keith Meeks	Executive Officer), Director

/s/ Gary L. Nielsen	Chairman of the Board	February 25, 2009
Gary L. Nielsen

/s/ Marshall F. Sparks	Chief Financial Officer, Secretary and Treasurer
Marshall F. Sparks	(Principal Financial and Accounting Officer)	February 25, 2009

/s/ Stephen J. Fryer	Director	February 25, 2009
Stephen J. Fryer

/s/ Arthur C. Agnos	Director	February 25, 2009
Arthur C. Agnos

/s/ James Stockland	Director	February 25, 2009
James Stockland

GLOBAL FOOD TECHNOLOGIES, INC
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PAGE 43	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE 44	REPORT OF PRIOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE 45	BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

PAGE 46	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) THROUGH DECEMBER 31, 2008

PAGE 47	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FROM JULY 25, 2001 (INCEPTION) TO DECEMBER 31, 2008

PAGE 48	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIODS FROM JULY 25, 2001 (INCEPTION) TO DECEMBER 31, 2008 AND 2006

PAGES 49-62	NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Global Food Technologies, Inc.
Hanford, California

We have audited the accompanying balance sheets of Global Foods Technologies, Inc. (the “Company”), a development stage company, as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from July 25, 2001 (Inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from July 25, 2001 (inception) through December 31, 2006 were audited by other auditors whose report dated June 27, 2007 expressed an unqualified opinion on those statements. The financial statements for the period from July 25, 2001 (Inception) through December 31, 2006 include a deficit accumulated during the development stage of approximately $36,127,000. Our opinion on the statements of operations, stockholders’ deficit, and cash flows for the period from July 25, 2001 (Inception) through December 31, 2008, insofar as it relates to amounts for periods through December 31, 2006, is based on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Global Food Technologies, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from July 25, 2001 (Inception) through December 31, 2008 in conformity with accoutning principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has incurred a net loss of $54,158,380 and negative cash flow from operations of $31,978,879 since inception, and has negative working capital as of December 31, 2008. The Company’s ability to continue operations is predicated on its ability to raise additional capital and, ultimately to achieve profitability.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Food Technologies, Inc.

We have audited the accompanying column in the statements of operations and cash flows for the period from July 25, 2001 (Inception) to December 31, 2006 of Global Food Technologies, Inc. (a development stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Global Food Technologies, Inc. for the period from July 25, 2001 (Inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The Company is classified as a development stage enterprise under Statement of Financial Accounting Standards No. 7 “Accounting and Reporting for Development Stage Enterprises” and is required to present certain financial statements from inception through the most current year-end. We have also previously audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006 and the related statements of operation, stockholders’ equity (deficiency), and cash flows for the year ending December 31, 2006 (none of which are presented herein); and we expressed an unqualified opinion on the consolidated financial statements with an emphasis paragraph stating that the financial statements were prepared assuming the Company will continue as a going concern.

/s/ Weinberg & Company, P.A.

Los Angeles, California
June 27, 2007

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$278,443	$552,697
Prepaid expenses	30,977	29,246
Total Current Assets	309,420	581,943

FIXED ASSETS
iPura systems	691,664	-
Furniture and fixtures	73,776	73,776
Less accumulated depreciation	(45,900)	(31,144)
Fixed Assets – net	719,540	42,632

OTHER ASSETS	24,889	24,889

TOTAL ASSETS	$1,053,849	$649,464

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$39,608	$142,572
Accrued liabilities	1,134,232	286,340
Notes payable – related parties	540,000	540,000
Total Current Liabilities	1,713,840	968,912

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, none outstanding	-	-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 29,001,739 and 27,307,881 shares outstanding respectively	2,899	2,731
Additional paid-in capital	53,495,490	44,819,965
Deficit accumulated during development stage	(54,158,380)	(45,142,144)
Total stockholders’ equity (deficit)	(659,991)	(319,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,053,849	$649,464

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2008	For The Year Ended December 31, 2007	For the Period From July 25, 2001 (Inception) To December 31, 2008	For the Period From July 25, 2001 (Inception) To December 31, 2006

Revenues	$-	$-	$-	$-

Expenses
Marketing expense	2,268,697	2,711,594	9,941,517	4,961,226
General and administrative expense	4,523,879	2,840,884	17,126,235	9,761,472
Research and development costs	2,159,689	3,311,861	22,574,943	17,103,393
Depreciation	14,756	80,107	539,057	444,194
Interest expense	49,215	45,578	344,614	249,821
Asset impairment	-	24,903	3,182,014	3,157,111
Merger related costs	-	-	450,000	450,000
Total Expenses	9,016,236	9,014,927	54,158,380	36,127,217

NET LOSS	$(9,016,236)	$(9,014,927)	$(54,158,380)	$(36,127,217)

Loss per Share, basic and diluted	$(0.31)	$(0.35)

Weighted average shares, basic and diluted	28,801,088	26,076,265

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO DECEMBER 31, 2008

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Issuance to founders at inception, at par	10,333,333	$1,033	$(1,002)	$-	$31
Sales of stock for cash, net	298,706	30	154,008	-	154,038
Premium on preferred stock	-	-	(200,800)	-	(200,800)
Net loss	-	-	-	(957,269)	(957,269)
Balance, December 31, 2001	10,632,039	1,063	(47,794)	(957,269)	(1,004,000)
Sales of stock for cash, net	4,848,575	485	4,308,374	-	4,308,859
Premium on preferred stock	-	-	(12,500)	-	(12,500)
Net loss	-	-	-	(3,584,307)	(3,584,307)
Balance, December 31, 2002	15,480,614	1,548	4,248,080	(4,541,576)	(291,948)
Sales of stock for cash, net	2,155,353	216	3,865,864	-	3,866,080
Premium on preferred stock	-	-	(291,800)	-	(291,800)
Net loss	-	-	-	(4,265,029)	(4,265,029)
Balance, December 31, 2003	17,635,967	1,764	7,822,144	(8,806,605)	(982,697)
Sales of stock for cash, net	1,199,081	120	4,434,772	-	4,434,892
Premium on preferred stock	-	-	(37,501)	-	(37,501)
Value of warrants issued for services	-	-	3,400	-	3,400
Net loss	-	-	-	(2,626,785)	(2,626,785)
Balance, December 31, 2004	18,835,048	1,884	12,222,815	(11,433,390)	791,309
Sales of stock for cash, net	1,732,220	173	7,943,948	-	7,944,121
Premium on preferred stock	-	-	(271,123)	-	(271,123)
Value of warrants issued for services	-	-	21,825	-	21,825
Fair value of stock issued for services	82,598	8	371,683	-	371,691
Conversion of preferred stock	2,400,540	240	2,938,879	-	2,939,119
Stock transferred in merger	100,000	10	-	-	10
Stock issued for merger related costs	100,000	10	449,990	-	450,000
Stock issued to round up fractional shares	1,369	-	-	-	-
Stock issued for media contract	244,444	24	1,099,976	-	1,100,000
Net loss	-	-	-	(11,598,728)	(11,598,728)
Balance, December 31, 2005	23,496,219	2,349	24,777,993	(23,032,118)	1,748,224
Sales of stock for cash, net	724,958	73	3,111,338	-	3,111,411
Stock issued for services	37,065	4	166,782	-	166,786
Fair value of incentive stock issued	530,000	53	2,384,947	-	2,385,000
Stock issued for media contract	411,111	41	1,849,959	-	1,850,000
Fair value of warrants issued	-	-	2,982,098	-	2,982,098
Net loss	-	-	-	(13,095,099)	(13,095,099)
Balance December 31, 2006	25,199,353	2,520	35,273,117	(36,127,217)	(851,580)
Sales of stock for cash, net	1,273,705	127	5,477,237	-	5,477,364
Stock issued for services	208,155	21	936,666	-	936,687
Fair value of incentive stock issued	460,000	46	2,069,954	-	2,070,000
Stock issued for media contract	166,668	17	749,983	-	750,000
Fair value of warrants issued	-	-	313,008	-	313,008
Net loss	-	-	-	(9,014,927)	(9,014,927)
Balance December 31, 2007	27,307,881	2,731	44,819,965	(45,142,144)	(319,448)
Sales of stock and warrants for cash, net	1,090,889	109	4,735,623	-	4,735,732
Stock issued for services	245,301	24	1,103,830	-	1,103,854
Fair value of incentive stock issued	191,000	19	859,481	-	859,500
Stock issued for media contract	166,668	16	749,984	-	750,000
Fair value of warrants issued	-	-	1,226,607	-	1,226,607
Net loss	-	-	-	(9,016,236)	(9,016,236)
Balance, December 31, 2008	29,001,739	$2,899	$53,495,490	$(54,158,380)	$(659,991)

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2008	For The Year Ended December 31, 2007	For The Period From July 25, 2001 (Inception) To December 31, 2008	For The Period From July 25, 2001 (Inception) To December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,016,236)	$(9,014,927)	$(54,158,380)	$(36,127,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,756	80,107	539,057	444,194
Impairment of assets	-	24,903	24,903	-
Fair value of warrants issued for services	1,226,607	313,008	4,546,938	3,007,323
Fair value of stock issued for services	1,103,854	936,687	2,579,018	538,477
Fair value of incentive plan grants	859,500	2,070,000	5,314,500	2,385,000
Fair value of stock issued for media services	750,000	750,000	4,450,000	2,950,000
Impairment of BEST system	-	-	3,157,111	3,157,111
Merger related costs	-	-	450,000	450,000
Changes in assets and liabilities:				-
Prepaid expenses	(1,732)	(2,898)	(30,977)	(26,348)
Other assets	-	(13,389)	(24,889)	(11,500)
Accounts payable and accrued liabilities	744,929	(271,327)	1,173,840	700,240
Cash used in operating activities	(4,318,322)	(5,127,836)	(31,978,879)	(22,532,720)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of BEST system	-	-	(3,157,111)	(3,157,111)
Acquisition of iPura systems	(691,664)	-	(691,664)	-
Increase in fixed assets			(591,836)	(591,837)
Cash used in investing activities	(691,664)	-	(4,440,611)	(3,748,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related parties	200,000	-	940,000	740,000
Principal payments on notes payable– related parties	(200,000)	-	(400,000)	(200,000)
Sale of redeemable Series A preferred stock	-	-	2,125,405	2,125,405
Sale of common stock	4,735,732	5,477,364	34,032,528	23,819,432
Cash provided by financing activities	4,735,732	5,477,364	36,697,933	26,484,837

NET INCREASE (DECREASE) IN CASH	(274,254)	349,528	278,443	203,169

CASH – BEGINNING OF PERIOD	552,697	203,169	-	-

CASH – END OF PERIOD	$278,443	$552,697	$278,443	$203,169

SUPPLEMENTAL DISCLOSURES
Interest paid	$15,781	$4,000	$113,751	$93,970
Noncash financing transactions
Accretion of redemption value of preferred stock	$-	$-	$813,719	$813,719
Conversion of Series preferred stock to common stock	$-	$-	$2,939,119	$2,939,119
Stock transferred in consummation of merger	$-	$-	$10	$10

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

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

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities.  No revenue has been generated to date and the Company has accumulated losses totaling $54,158,380 and negative cash flows from operations of $31,978,879 from inception through December 31, 2008. Additionally, the Company  has negative working capital at December 31, 2008 and its ability to continue as a going concern is predicated on its ability to raise additional capital and achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our cash balance as of December 31, 2008, we estimate that we will need to raise additional capital in the amount of $5 million to cover our operating costs for fiscal year 2009 and obtain a significant line of credit to finance the “inventory” of iPura product. Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding.  We are exploring commercial and joint venture financing opportunities.

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

iPura™ (formerly the “BEST”) Seafood Processing System – The iPura™ Seafood Processing System, the physical embodiment of our food processing technology, was completed, tested and available for commercial application (in a previous generation design) in 2005 and was capitalized at a construction cost of $3,157,111. Design, testing and support costs involved were expensed. In 2005, mechanical and software upgrades were implemented to optimize the mechanical process. The improvements were so substantial that this prior model was deemed inappropriate for installation in a customer’s processing facility. As a result, the Company recorded an asset impairment charge of $3,157,111 for the year ended December 31, 2005. Two subsequent models were developed with increased capacity and simplified operating and maintenance parameters. The last of these models has been deemed commercially viable and has been fabricated and installed at a processor in China and the cost incurred during 2008 of $691,664 has been capitalized. Design, testing and support costs incurred on these models through December 31, 2008 have been included in research and development costs. Once commercial viability is obtained, the Company capitalized costs.

Concentration of Credit Risk

We place our cash with high quality financial institutions, and at times may exceed the Federal Deposit Insurance Corporation $250,000 insurance limit.

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

In July 2007, we wrote off $24,903 of laboratory equipment primarily due to the relocation of the research and development activity from Pocatello, Idaho to Hanford, California. Except for the impairment of the BEST system in 2005 no other impairments were recorded during the period from June 25, 2001 (Inception) through December 31, 2008.

Research and Development Costs

Research and development costs are expensed as incurred, indicating commercial viability has not been obtained. Purchased materials that do not have an alternative future use and the cost to develop prototypes of production equipment are also expensed. Costs incurred after the production process is viable and a working model of the equipment has been completed will be capitalized as long-lived assets.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. We adopted FIN 48 on January 1, 2007. As a result of adoption of FIN 48, we recognized no liability for unrecognized income tax benefits. Additionally, we recognized no interest and penalties related to uncertain tax positions and as of December 31, 2008, we have no accrued interest related to uncertain tax positions.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, accounts payable and accrued liabilities approximate their fair value as of December 31, 2008. The fair value of the Company’s notes payable to related parties approximate their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company.

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

The 6,373,451 and 4,524,367 stock purchase warrants outstanding at December 31, 2008 and 2007, respectively, were not used in the computation of loss per share as their effect would be antidilutive.

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption. The initial adoption of this standard had no effect on the Company’s financial statements.

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

Noncontrolling interests (formerly known as "minority interests" -- see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;

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

Reclassifications

 Certain reclassifications have been made to the fiscal 2007 financial statements to conform to the 2008 presentation.

3.	NOTES PAYABLE TO RELATED PARTIES

On April 3, 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at eight percent (8%) per annum and is secured by all assets, including any intellectual assets, of the Company. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $49,245 based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 4.8%, an expected term of 2 years, and 0% dividend yield. In July 2006, $100,000 of principal was repaid. The remaining balance of $250,000 is due on demand. The loan is guaranteed by the President of the Company.

In April and May of 2006, we arranged for three loans aggregating $290,000 from a Director of the Company. Two of the loans aggregating $190,000 are demand loans and bear interest of 8%. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. The remaining balance of $190,000 is due on demand. Additional consideration for the three loans was approved by the Board in August 2006, in the form of warrants to purchase 29,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $40,803 based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 4.8%, an expected term of 2 years, and 0% dividend yield. In August 2006, we arranged for a fourth loan, a six month bridge loan, for $100,000 from the Director bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in May 2009. Such loans are unsecured.

In January and May 2008, additional loans of $100,000 each were borrowed from a Director by way of a margin loan from his broker. The notes were for 30 and 60 days respectively and were repaid at their due dates, Interest at 12% was payable to the brokerage account.

In January 2008, in recognition of the illiquidity of the loans and the availability of the bridge loans, the Director was awarded 78,000 shares of common stock valued at $351,000 in appreciation of his tolerance and patience in his financial support.

4. REDEEMABLE PREFERRED STOCK

We are authorized to issue 20,000,000 shares of Preferred Stock with a par value of $.0001. In 2001, 8,000,000 shares were designated “Series A” Preferred Stock and 2,440,540 shares were sold for cash to investors at prices ranging from $0.75 to $4.50 per share through 2005, and such shares were outstanding at December 31, 2004. During 2005, 40,000 shares were redeemed for $45,000 cash and 2,400,540 shares were converted into 2,400,540 shares of our Common Stock. All shares were redeemed during 2005, and there is no Preferred Stock outstanding at December 31, 2008 and 2007.

5. STOCKHOLDERS’ DEFICIT

Stock Issuances

In 2006, we commenced a private placement of our securities to accredited investors in conformity with Rule 506 of Regulation D of the Securities Act of 1933, as amended. The initial form of offering consisted of 500,000 units, each unit consisting of two shares of Common Stock and one warrant to purchase one additional share of Common Stock for a maximum offering price of $4,500,000. Subsequently, the offering has been modified to include more or less warrants but the selling price remained constant at $4.50 per share or per unit. In addition, we have conducted offshore sales of common stock at a purchase price of $4.50 per share, plus warrant coverage that varied from time to time, pursuant to Regulation S of the Securities Act of 1933, as amended.

In 2008, a total of 1,090,889 shares of common stock and 1,146,612 warrants to purchase common stock were issued in private placements for total proceeds of $4,735,732, net of commissions of $171,891. All stock and unit sales were priced at $4.50 per share or unit.

Stock Incentive Plan

In November 2006, we adopted a stock incentive plan to incentivize employees and consultants with awards of stock options, stock appreciation rights and restricted stock grants. There are a maximum of 3,000,000 shares of Common Stock subject to award under the plan and the awards must be made at fair market value at the date of the award. In 2006, we awarded grants of 530,000 shares of restricted stock to 26 individuals upon adoption of the Plan and recorded a compensation expense of $2,385,000. In 2007, we awarded 460,000 shares to 16 individuals and recorded a compensation expense of $2,070,000. In 2008, we awarded 191,000 shares to 11 individuals and recorded a compensation expense of $859,500. All shares issued under the plan were valued at $4.50 per share. The shares become fully vested upon registration of the shares with the Securities and Exchange Commission or upon the development of a listing in a market initiated by us.

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

In 2006, the Board of Directors granted warrants to purchase common stock to certain Directors as one-time additional compensation. The warrants were fully exercisable at date of grant, were exercisable at $5.00 per share and for a term of 5 years. Grants were to 4 individuals for a total of 300,000 shares, with immediate vesting. Using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: dividend yield 0; expected volatility 50% risk free interest rate 4.57%, expected term of the warrant 5 years, the warrants were determined to have a fair value of $2.067 for a total of $620,190 which was charged to compensation expense at the date of grant.

There were no grants of options or warrants to officers or Directors in 2007.

In 2008, an additional warrant to purchase common stock was granted to an officer in the amount of 200,000 shares. The warrant is fully vested at date of grant, and is exercisable at $7.00 per share and for a term of 5 years. Using a Black-Scholes option pricing model with the following weighted average assumptions: dividend yield 0; expected volatility 50; risk free interest rate 1.55%, expected term of the warrant 7 years, the warrants were determined to have a fair value of $1.446 for a total of $289,200 which was charged to compensation expense at the date of grant.

A summary of the status of these compensation arrangements is as follows:

	Shares	Weighted Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	500,000	$5.00
Granted	200,000	$7.00	5.0
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2008	700,000	$5.57	3.33	$-
Exercisable at December 31, 2008	700,000	$5.57	3.33	$-

Warrants

At December 31, 2008, we had issued 6,373,451 warrants, exercisable from 2 to 5 years at $4.50 to $5.70, in conjunction with sales of common stock and awards for services.

In 2008, we extended the expiration date of the older warrants to December 31, 2009 and adjusted the exercise price of the warrants to $5.00 per share. These warrants were issued in conjuction with equity sales and therefore the adjustment has no accounting effect.

During 2007, we issued an additional 565,522 warrants, 43,877 exercisable at $5.00 for 2 years and 521,644 exercisable at $7.00 for 3 years in connection with our equity offerings.

During 2007, 154,387 warrants were issued for services and relating to fund raising efforts, all of these warrants are exercisable at $5.00 per share, 4,388 warrants are exercisable for two years and 150,000 warrants are exercisable for 5 years. The fair value of all of the warrants issued in 2007 aggregated $313,008. The Company used a Black-Scholes pricing model with the following weighted average assumptions to determine the fair value of the warrants: expected volatility of 50%, a risk-free interest rate of 4.9%, an expected term of 4.4 years, and 0% dividend yield.

During 2008, we issued an additional 1,146,612 warrants exercisable at $7.00 for 3 years in connection with equity offerings.

During 2008, 702,471 warrants were issued for services and relating to fund raising efforts, 2,471 warrants are exercisable for 3 years, exercisable at $7.00 per share and, 200,000 warrants are exercisable for 5 years at $7.00 per share and 500,000 warrants are exercisable for 5 years at $5.00 per share. The fair value of all of these service warrants issued in 2008 aggregated $1,226,607. The Company used a Black-Scholes-Merton pricing model with the following weighted average assumptions to determine the fair value of the warrants: expected volatility of 50%, a risk-free interest rate of 1.55%, an expected term of 5 years, and 0% dividend yield.

At December 31, 2008, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at January 1, 2007	3,804,458	$4.96
Warrants granted	719,910	6.45
Warrants expired	-	-
Warrants outstanding at December 31, 2007	4,524,368	5.19
Warrants granted	1,849,083	6.46
Warrants expired	-	-
Warrants outstanding at December 31, 2008	6,373,451	$5.56

The following table summarizes information about warrants outstanding at December 31, 2008:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price
2,162,057	$5.00	2009	$4.50
588,310	$4.50-7.00	2010	$6.72
2,509,083	$5.00-7.00	2011	$5.92
150,000	$5.00	2012	$5.00
700,000	$5.00-7.00	2013	$5.33

64,000	$4.50	(1)	$4.50
200,000	$4.50	(2)	$4.50
6,373,451			$5.54
(1)	Expires two years after repayment of principal on notes giving rise to the warrants
(2)	Warrants expire 2 years after commencement of trading of common shares

Recapitalization

Following the asset purchase transaction in 2005, the Company amended the agreements with our private parent company and the Company’s former shell stockholders to reduce the total number of shares of common stock outstanding immediately following the asset purchase transaction to 23,389,506. These amendments were made to recapitalize the Company in lieu of consummating a one-for-three reverse stock split. All shares and per share amounts reflect the recapitalization as of the first period presented.

6. RELATED PARTY TRANSACTIONS

On August 11, 2005, we entered into a Stock Purchase Agreement with Solvis Group, Inc. and Pierce Mill Associates, Inc., pursuant to which we issued 520,000 shares of our common stock to Solvis, which were valued at $2,340,000. At such time, Mr. Fryer was a director of Dalrada Financial Corporation, which controlled Solvis, and was also one of our directors. In 2005, the Stock Purchase Agreement with Solvis was amended to reduce the number of shares granted to Solvis to 100,000 shares, which were valued at $450,000 and charged to expenses.

Additional related party transaction involving loans are described in Note 3.

7. MEDIA AGREEMENT

On September 30, 2005, we entered into a three year contract for media production and distribution services with Global Media Fund, LLC, which will provide nationally syndicated newspaper and radio features about us, our BEST food processing systems and food safety issues to 10,000 newspapers and 6,000 radio stations. The total cost for the contract is $4,500,000. The Company agreed to pay (i) $2,250,000 in cash or unrestricted common stock of the Company and (ii) $2,250,000 in shares of restricted common stock of Company. The $2,250,000 payable in shares of restricted common stock are to be paid in shares valued at 90% of market price at the time of issuance (but not less than the market price of the unrestricted shares) in 12 quarterly installments which began in January 2006. The maximum share commitment for restricted shares at the minimum price is 500,000 shares. The contract can be cancelled at any time with no obligation to continue the quarterly payments. Payments under the contract have been completed and the media services continue to be provided

In 2005, the Company paid $50,000 in cash and issued 244,444 shares of unrestricted stock valued $4.50 per share, for a total of approximately $1,100,000, which was charged to marketing expense at the date the common shares were issued.

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

In 2008, 166,668 shares of restricted stock, valued at $4.50 per share, or approximately $750,000, were issued and charged to marketing expense at the date the common shares were issued. As of September 30, 2008, the media agreement has been fully paid.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease all our headquarters and engineering facilities in Hanford, California. We also lease automobiles for officers and office equipment. Future minimum lease payments required on these non-cancelable operating leases are as follows:

Year ended December 31,	Amount

2009	226,838
2010	193,630
2011	134,974
2012	134,156
2013	138,182
2014	118,010
$945,790

Other

In December 2008, an award of common stock was made to a consultant for services principally directed to obtaining and finalizing processor commitment in China. The consultant required that he be reimbursed for any income tax consequences of the grant including the taxation of the value of the grant as ordinary income. It is estimated that the Company will reimburse the consultant $22,000 in January 2010. The reimbursement obligation will continue for as long as any adjustment by the taxing authorities is possible.

9. INCOME TAXES

We do not have significant income tax expense or benefit from inception through December 31, 2008. Our tax net operating losses have resulted in a deferred tax asset with a 100% valuation allowance applied against such asset at December 31, 2008 and 2007. Our tax net operating loss carryforward approximates $27 million at December 31, 2008. Some or all of such loss carryforward may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets at December 31, 2008 and 2007 as follows:

	2008	2007
Net operating loss carryforward	$11,086,000	$8,593,000
Less valuation allowance	$(11,086,000)	$(8,593,000)
Net deferred tax asset	$-	$-

The valuation allowance increased by $2,493,000 and $2,653,000 during the years ended December 31, 2008 and 2007, respectively.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Tax benefit at the U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0%	34.0%
Effective income tax rate	-%	-%

10. SUBSEQUENT EVENTS

Accrued Director’s fees of $32,796 were paid with the issuance of 12,888 shares of common stock in January 2009.

James Bouskos, Chairman of the Board retired on January 8, 2009 and at a Board of Directors meeting on January 19, 2009 , Keith Meeks, President and CEO was appointed a Director and Gary Nielsen, a Director, was elected Chairman.