Form 10-Q
period 2009-03-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2009-05-13
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 2009

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
Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   accelerated filer ☐  non accelerated filer ☐  smaller reporting company ☒

Indicate by check mark whether registrant is a shell company  Yes ☐   No ☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:
Class	Outstanding as of April 30, 2009
Common stock, par value $0.0001	29,233,871

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
Current Assets
Cash	$91,976	$278,443
Prepaid expenses	64,786	30,977
Total Current Assets	156,762	309,420

Fixed Assets – net	698,410	719,540

Other Asset	25,189	24,889

TOTAL ASSETS	$880,361	$1,053,849

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$127,302	$39,608
Accrued liabilities	708,577	1,134,232
Notes payable – related parties	640,000	540,000
Total Current Liabilities	1,475,879	1,713,840

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 29,217,080 shares issued and outstanding	2,922	2,899
Additional paid-in capital	54,464,504	53,495,490
Deficit accumulated during the development stage	(55,062,944)	(54,158,380)
Total Stockholders’ Deficit	(595,518)	(659,991)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$880,361	$1,053,849

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		The Period From July 25, 2001 (Inception) To March 31,
	2009	2008	2009

Revenues	$-	$-	$-

Expenses
Marketing	309,830	587,198	10,251,347
General and administrative	390,688	997,459	17,516,923
Research and development	172,116	789,862	22,747,059
Depreciation	21,130	3,689	560,187
Interest	10,800	12,664	355,414
Asset impairment	-	-	3,182,014
Merger related costs	-	-	450,000
Total Expenses	904,564	2,390,872	55,062,944

NET LOSS	$(904,564)	$(2,390,872)	$(55,062,944)

Loss per common share, basic and diluted	$(0.03)	$(0.09)

Weighted average common shares outstanding, basic and diluted	29,109,410	27,515,015

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO MARCH 31, 2009
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit
Issuance to founders at inception, at par	10,333,333	$1,033	$(1,002)	$-	$31
Sales of stock for cash, net	298,706	30	154,008	-	154,038
Premium on preferred stock	-	-	(200,800)	-	(200,800)
Net loss	-	-	-	(957,269)	(957,269)
Balance, December 31, 2001	10,632,039	1,063	(47,794)	(957,269)	(1,004,000)
Sales of stock for cash, net	4,848,575	485	4,308,374	-	4,308,859
Premium on preferred stock	-	-	(12,500)	-	(12,500)
Net loss	-	-	-	(3,584,307)	(3,584,307)
Balance, December 31, 2002	15,480,614	1,548	4,248,080	(4,541,576)	(291,948)
Sales of stock for cash, net	2,155,353	216	3,865,864	-	3,866,080
Premium on preferred stock	-	-	(291,800)	-	(291,800)
Net loss	-	-	-	(4,265,029)	(4,265,029)
Balance, December 31, 2003	17,635,967	1,764	7,822,144	(8,806,605)	(982,697)
Sales of stock for cash, net	1,199,081	120	4,434,772	-	4,434,892
Premium on preferred stock	-	-	(37,501)	-	(37,501)
Fair value of warrants issued for services	-	-	3,400	-	3,400
Net loss	-	-	-	(2,626,785)	(2,626,785)
Balance, December 31, 2004	18,835,048	1,884	12,222,815	(11,433,390)	791,309
Sales of stock for cash, net	1,732,220	173	7,943,948	-	7,944,121
Premium on preferred stock	-	-	(271,123)	-	(271,123)
Fair value of warrants issued for services	-	-	21,825	-	21,825
Fair value of stock issued for services	82,598	8	371,683	-	371,691
Conversion of preferred stock	2,400,540	240	2,938,879	-	2,939,119
Stock transferred in consummation of merger	100,000	10	-	-	10
Stock issued for merger related costs	100,000	10	449,990	-	450,000
Stock issued to round up split	1,369	-	-	-	-
Stock issued for media contract	244,444	24	1,099,976	-	1,100,000
Net loss	-	-	-	(11,598,728)	(11,598,728)
Balance, December 31, 2005	23,496,219	2,349	24,777,993	(23,032,118)	1,748,224
Sales of stock for cash, net	724,958	73	3,111,338	-	3,111,411
Stock issued for services	37,065	4	166,782	-	166,786
Fair value of incentive stock issued	530,000	53	2,384,947	-	2,385,000
Stock issued for media contract	411,111	41	1,849,959	-	1,850,000
Fair value of warrants issued	-	-	2,982,098	-	2,982,098
Net loss	-	-	-	(13,095,099)	(13,095,099)
Balance December 31, 2006	25,199,353	2,520	35,273,117	(36,127,217)	(851,580)
Sales of stock for cash, net	1,273,705	127	5,477,237	-	5,477,364
Stock issued for services	208,155	21	936,666	-	936,687
Fair value of incentive stock issued	460,000	46	2,069,954	-	2,070,000
Stock issued for media contract	166,668	17	749,983	-	750,000
Fair value of warrants issued	-	-	313,008	-	313,008
Net loss	-	-	-	(9,014,927)	(9,014,927)
Balance December 31, 2007	27,307,881	2,731	44,819,965	(45,142,144)	(319,448)
Sales of stock for cash, net	1,090,889	109	4,735,623	-	4,735,732
Stock issued for services	245,301	24	1,103,830	-	1,103,854
Fair value of incentive stock issued	191,000	19	859,481	-	859,500
Stock issued for media contract	166,668	16	749,984	-	750,000
Fair value of warrants issued	-	-	1,226,607	-	1,226,607
Net loss	-	-	-	(9,016,236)	(9,016,236)
Balance, December 31, 2008	29,001,739	2,899	53,495,490	(54,158,380)	(659,991)
Sales of stock for cash, net	47,453	5	213,536	-	213,541
Stock issued for services	167,888	18	755,478	-	755,496
Net loss	-	-	-	(904,564)	(904,564)

Balance, March 31, 2009	29,217,080	$2,922	$54,464,504	$(55,062,944)	$(595,518)

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,		The Period From July 25, 2001 (Inception) To March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(904,564)	$(2,390,872)	$(55,062,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,130	3,689	560,187
Fair value of warrants issued for services	-	-	4,546,938
Fair value of stock issued for services	755,496	590,000	3,334,514
Fair value of incentive plan grants	-	-	5,314,500
Fair value of stock issued for media services	-	187,500	4,450,000
Impairment of assets	-	-	3,182,014
Merger related costs	-	-	450,000
Changes in assets and liabilities:
Prepaid expenses	(33,809)	(24,822)	(64,786)
Other assets	(300)	-	(25,189)
Accounts payable and accrued liabilities	(337,961)	90,293	835,879
Cash used in operating activities	(500,008)	(1,544,212)	(32,478,887)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of BEST system	-	-	(3,157,111)
Acquisition of fixed assets	-	-	(1,283,500)
Net cash used in investing activities	-	-	(4,440,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for notes payable – related parties	100,000	-	940,000
Principal payments on notes payable – related parties	-	-	(300,000)
Sale of redeemable Series A preferred stock – net	-	-	2,125,405
Sale of common stock	213,541	1,084,209	34,246,069
Net Cash provided by financing activities	313,541	1,084,209	37,011,474

CHANGE IN CASH	(186,467)	(460,003)	91,976

CASH – BEGINNING OF PERIOD	278,443	552,697	-

CASH – END OF PERIOD	$91,976	$92,694	$91,976

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-	$97,970
Non-cash financing transactions:
Conversion of redeemable preferred stock	$-	$-	$2,939,119
Accretion of redemption value of preferred stock	$-	$-	$813,719
Stock transferred in consummation of merger	$-	$-	$10

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009

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

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities.  No revenue has been generated to date and the Company has accumulated losses totaling $55,062,944 and negative cash flows from operations of $32,478,887 from inception through March 31, 2009 and has negative working capital. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, begin earning revenue and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 27, 2009.  The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. The condensed balance sheet as of December 31, 2008 and the condensed statement of stockholders’ equity from inception to December 31, 2008 have been derived from the December 31, 2008 audited financial statements filed in the Company’s 200 Form 10-K.

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

Income taxes - The Company has no significant income tax expense or benefit for the periods presented due to its tax net operating loss carryforwards and related 100% deferred tax asset valuation allowance.

2. Stockholders’ Deficit

Stock Issuances. We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations. Through December 31, 2008, common and preferred stock were sold in various offerings resulting in 15,724,027 shares being issued for cash with total net proceeds of $36,822,054.

In the three months ended March 31, 2009, a total of 47,453 shares of common stock and 11,839 warrants to purchase common stock were issued in private placements for total proceeds of $213,541. All stock and unit sales were at $4.50 per share or unit. All warrants are exercisable at $7.00 and have a three year term.

In the three months ended March 31, 2009, a total of 167,888 shares of common stock were issued for services to consultants and Directors. Related expense of approximately $755,496 was recorded as operating expenses in the quarter ended March 31, 2009.

The above securities were issued under exemption from Regulation under either Regulation D or S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

Warrants. At December 31, 2008, there were 6,373,451 warrants outstanding. In the three months ended March 31, 2009, an additional 11,839 warrants were issued in conjunction with sales of common stock (as noted above). There are 6,385,290 warrants outstanding as of March 31, 2009.

3. Subsequent Event. A series of Preferred Stock was designated as Series B in the amount of 1,000,000 shares, $.0001 par value.  The series has preferential rights in liquidation over common stock and is convertible into common stock at an initial conversion rate of $4.50 per share. This is a mandatory conversion when the price of the common stock equals 150% of the conversion rate. The conversion rate may be adjusted downward to the lowest price at which common stock is sold for cash while the series remains outstanding.

In April, 2009, we entered into a subscription agreement for the sale of 222,222 shares of Series B Preferred Stock for $1,000,000 cash.  We received the funds and will issue the shares promptly after the Certificate of Designation is filed with the Secretary of State of Delaware.

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

Plan of Operation

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura™ System (formerly referred to as the BEST Seafood Processing System). Our iPura™ System is ready for market introduction as the physical embodiment of The iPura™ Food Safety Program, although our other prospective products still require additional research and development, and some customization of the iPura™ system will be required for each specific on-site installation. As of March 31, 2009, we have not generated any revenues and since inception we have incurred accumulated losses of $55,062,944 and negative operating cash flows of $32,478,887. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system. This system has been fabricated and installed in a processing facility in China in 2008, and will commence commercial production in the second quarter of 2009.

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

We plan to promote the iPuraTM brand utilizing an extensive media and educational campaign focusing on the health and economic benefits of iPura™ treated products and the increased profit margins available to the entire distribution chain. GFT has entered into a media-buying agreement, financed with common stock, with its strategic partner Global Media Fund LLC. The agenda includes regular distribution of feature articles in the U.S. to over 10,000 newspapers, news, wire services, and radio spots to more than 6,000 radio stations, over a 24-month period, with a total advertising rate value of $54 million. GFT’s pull through marketing campaign will begin with “Ask your grocer for iPura™”. Food safety is public health news and we anticipate that the iPura™ food safety brand will be publicized as news in media across the globe. These ads have been placed on a limited basis in the past and the frequency is now being increased.

Initially, we have targeted three major seafood markets: Chile, Vietnam, and China. Each is among the world’s top 10 seafood exporting markets and potential customers as well as certain government agencies in each country have expressed interest in installing iPura™ systems.  With the official sponsorship of government and industry associations, GFT has presented to hundreds of processors in these countries, and has negotiated contracts with large volume processors in each country. GFT anticipates expanding into other large seafood producing countries such as Norway, Thailand, India, Canada, and the United States in phase two. Seafood is expected to be followed by poultry and pork, with plans to develop a system for meat and possibly other food products marketed under the iPura™ label in the future.  At this time, our focus is solely on seafood and we have not started any research or development on such other potential products.

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

During the next 12 months, we will continue to market to consumers, primarily through our agreement with Global Media Fund described above, and to continue our direct marketing efforts to processors and industry associations to create awareness of our iPura™ brand, the iPura™ Seafood Processing System and other food processing technologies.

We also intend to participate in the following industry conferences:
•	Institute of Food Technologists Expo
•	Food Marketing Institute Annual Business Conference
•	Food Safety Conference (International Association for Food Protection)
•	National Food Policy Conference

As of March 31, 2009, we had no debt other than trade indebtedness in the ordinary course of business and short term loans of $640,000 from a Director and a shareholder due on demand. Based on our cash balance as of March 31, 2009, we estimate that we will need to raise additional capital in the amount of $5 million to cover our operating costs for fiscal year 2009 and obtain a line of credit to finance the “inventory” of iPura™  product. Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding.  We are exploring commercial and joint venture financing opportunities and relationships with potential processor/customers with sale and lease-back arrangements.

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

Revenues

Since our inception, we have not had any revenues from operations and have operated mainly as a research and development company.  We are classified as a “Development Stage Company” under accounting principles generally accepted in the United States. We expect to have revenues in the first half of 2009.

Liquidity and Capital Resources

The independent auditors report on our financial statements for the year ended December 31, 2008 included in this Form 10-K states that our need to generate sufficient cash flow to meet our obligations and sustain operations raises substantial doubts about our ability to continue as a going concern.

Historically, our sole source of cash has been the sale of equity to investors.  Although we expect to generate revenue from installing and operating the initial iPura™ Systems within the next 12 months, any funds generated from installing and operating our iPura™ Systems during fiscal year 2009 are not expected to cover our operating expenses. In addition to cash in hand as of December 31, 2008, we believe that we will need approximately $5 million to manufacture iPura™ Systems and cover operating expenses during the next 12 months, in addition to a line of credit to finance the inventory of iPura™  product. However, the amount of capital required will vary depending on a variety of factors, many of which are beyond our control.  We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.

We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. Since we have not located any commercial bank inventory financing, we are actively exploring options for inventory debt financing with other private parties.  Successful inventory financing is a critical need in order for us to begin distributing our products and generating revenue.  We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of this financing will be favorable to us or our stockholders.

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

Changes in Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2009. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the three months ended March 31, 2009, a total of 47,453 shares of common stock and 11,839 warrants to purchase common stock were issued in private placements for total proceeds of $213,541. All stock and unit sales were at $4.50 per share or unit. All warrants are exercisable at $7.00 and have a three year term.

In the three months ended March 31, 2009, a total of 167,888 shares of common stock were issued for services to consultants and Directors. Related expense of approximately $755,496 was recorded as operating expenses in the quarter ended March 31, 2009.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three month period ended March 31, 2009, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets.

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

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: May 13, 2009	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: May 13, 2009	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)