Form 10-Q
period 2009-06-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2009-08-14
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 2009

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

Large accelerated filer ☐  accelerated filer ☐  non accelerated filer ☐  smaller reporting company ☒

Indicate by check mark whether registrant is a shell company  Yes☐  No☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of June 30, 2009
Common stock, par value $0.0001	29,360,759

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

ASSETS	June 30, 2009 (Unaudited)	December 31, 2008
Current Assets
Cash	$213,918	$278,443
Inventory	86,783	-
Prepaid expenses	44,364	30,977
Total Current Assets	345,065	309,420

Fixed Assets – net	828,074	719,540

Other Asset	25,189	24,889

TOTAL ASSETS	$1,198,328	$1,053,849

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$106,207	$39,608
Accrued liabilities	353,087	1,134,232
Notes payable – related parties	540,000	540,000
Notes payable – trade finance	250,000	-
Total Current Liabilities	1,249,294	1,713,840

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, Series A, none outstanding, Series B, 222,222 shares issued and outstanding	22	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 29,360,759 shares issued and outstanding	2,937	2,899
Additional paid-in capital	57,889,432	53,495,490
Accumulated deficit	(57,943,357)	(54,158,380)
Total Stockholders’ Deficit	(50,966)	(659,991)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,198,328	$1,053,849

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$-	$-	$-	$-

Expenses
Marketing	399,931	521,065	709,761	1,108,263
General and administrative	496,603	372,885	887,290	1,370,344
Research and development	174,140	184,822	346,256	974,684
Depreciation	17,292	3,689	38,422	7,378
Interest	14,038	12,920	24,838	25,584
Total Expenses	1,102,004	1,095,381	2,006,567	3,486,253

NET LOSS	$(1,102,004)	$(1,095,381)	$(2,006,567)	$(3,486,253)

Loss per common share, basic and diluted	$(0.04)	$(0.04)	$(0.07)	$(0.13)

Weighted average common shares outstanding, basic and diluted	29,288,920	27,825,861	29,199,165	27,670,438

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance December 31, 2007			27,307,881	$2,731	$44,819,965	$(45,142,144)	$(319,448)
Sales of stock for cash, net			1,090,889	109	4,735,623	-	4,735,732
Stock issued for services			245,301	24	1,103,830	-	1,103,854
Fair value of incentive stock issued			191,000	19	859,481	-	859,500
Stock issued for media contract			166,668	16	749,984	-	750,000
Fair value of warrants issued			-	-	1,226,607	-	1,226,607
Net loss			-	-	-	(9,016,236)	(9,016,236)
Balance, December 31, 2008			29,001,739	2,899	53,495,490	(54,158,380)	(659,991)
Sales of common stock for cash, net			153,515	15	690,805	-	690,820
Common stock issued for services and accrued liabilities			205,505	23	924,749	-	924,772
Sale of preferred stock	222,222	$22	-	-	999,978	-	1,000,000
Warrant distribution to cash investors					1,778,410	(1,778,410)
Net loss	-	-	-	-	-	(2,006,567)	(2,006,567)
Balance, June 30, 2009	222,222	$22	29,360,759	$2,937	$57,889,432	$(57,943,357)	$(50,966)

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,006,567)	$(3,486,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,422	7,378
Stock issued for services	227,272	647,000
Stock issued for media services		375,000

Changes in operating assets and liabilities:
Inventory	(86,783)	-
Prepaid expenses	(13,387)	(11,774)
Other assets	(300)	-
Accounts payable and accrued liabilities	(17,046)	142,470
Cash used in operating activities	(1,858,389)	(2,326,179)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(146,956)	-

Net cash used in investing activities	(146,956)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related parties	-	100,000
Proceeds from notes payable	250,000	-
Sale of preferred stock	1,000,000	-
Sale of common stock	690,820	1,773,528

Net cash provided by financing activities	1,940,820	1,873,528

CHANGE IN CASH	(64,525)	(452,651)

CASH – BEGINNING OF PERIOD	278,443	552,697

CASH – END OF PERIOD	$213,918	$100,046

SUPPLEMENTAL DISCLOSURES
Interest paid	$5,512	$4,000
Non-cash financing transactions:
Issuance of common stock for accrued liabilities	$697,500	$-

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009

1. Description and nature of the business, organization and basis of presentation

Global Food Technologies, Inc. (the “Company”, “we” or “us”) is a biotechnology company focused on the development of food safety processes for the food processing industry by using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood and to make those products safer for human consumption. The Company has developed a process using its developed technology called the “iPura™ Food Processing System”. The Company’s ability to generate revenue will depend, among other things, on its ability to demonstrate the merits of the iPura™ system as well as brand development and establishing alliances with suppliers and vendors.  The Company has not generated revenues to date.

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities.  No revenue has been generated to date and the Company has accumulated losses totaling $57,943,357 and has negative cash flows from operations of $1,858,389 from January 1, 2009 through June 30, 2009 and has negative working capital. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, begin earning revenue and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. However, in January 2009, the first iPura™ Food Processing System was installed in a processor’s facility in China and was tested and made operational. The first iPura™ labeled product, in a limited, initial-run quantity, was received into inventory in the US in June 2009 and was made available for sale. Accordingly, the Company is considered to have left the development stage and is now an operating company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company has not generated any revenues from its principal operations, and there is no assurance of future revenues.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 27, 2009.  The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. The condensed balance sheet as of December 31, 2008 has been derived from the December 31, 2008 audited financial statements filed in the Company’s 2008 Form 10-K.

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

Significant Recent Accounting Pronouncements - In May 2009, the FASB issued SFAS 165 which established general standards for accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and became effective for the Company in the second quarter of 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial position or liquidity.

Estimated Fair Value of Financial Instruments and Certain Non-Financial Assets/Liabilities

The Company’s financial instruments include cash, prepaid expenses, accounts payable, accrued liabilities, and notes payable.  Except as described below, management believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments.  The methods and significant assumptions used to estimate the fair value of the assets and liabilities referenced in this paragraph did not change to any material extent during the quarter ended June 30, 2009.

Management has concluded that it is not practical to estimate the fair value of amounts due to and from related parties.  SFAS No. 107 (Disclosures About Fair Value of Financial Instruments) requires that information pertinent to those financial instruments be disclosed, such as the carrying amount, interest rate, and maturity date; such information is reported in the notes to financial statements included in the Company’s Form 10-K previously filed with the SEC for the year ended December 31, 2008. Management believes it is not practical to estimate the fair value of related party financial instruments because the transactions cannot be assumed to have been consummated at arm’s length, there are no quoted market values available for such instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments (if any) and the associated potential cost.

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the six months ended June 30, 2009, did not have any non-financial assets or liabilities that were measured at fair value on a nonrecurring basis.  The measurements cited in the preceding sentence refer to those set forth in SFAS No. 157 (Fair Value Measurements), as amended.

2. Inventory.  A container of iPura™ labeled Tilapia fish from China has been received and is available for sale. Thus it is classified as finished goods and is recorded at delivered cost.

3. Trade Financing Debt. As an alternative to commercial trade financing and factoring, we have a program of issuing promissory notes, secured by inventory, in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory. As is typical of trade financing, the proceeds of sale by the Company upon collection will prorate and be used to repay the financing. At June 30, 2009, $250,000 in trade financing debt has been received.

3. Stockholders’ Deficit

Common Stock Issuances. We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations.

In the six months ended June 30, 2009, a total of 153,515 shares of common stock and 79,029 warrants to purchase common stock were issued in private placements for total proceeds of $690,820. All stock and unit sales were at $4.50 per share or unit. All warrants are exercisable at $7.00 and have a three year term.

In the six months ended June 30, 2009, a total of 205,505 shares of common stock were issued for services to consultants and Directors. Related expense of approximately $755,496 was accrued and recorded as operating expenses in the year ended December 31, 2008, the balance of expense of  $167,277 was recorded in the quarter ended June 30, 2009.

The above securities were issued under exemption from Regulation under either Regulation D or S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

Preferred Stock Issuance.  We are authorized to issue 20,000,000 shares of preferred stock, with a par value of $.0001. There was no preferred stock outstanding at December 31, 2008. In April 2009, a series of Preferred Stock was designated as Series B in the amount of 1,000,000 shares, $.0001 par value.  The series has preferential rights in liquidation over common stock and is convertible into common stock at an initial conversion rate of $4.50 per share. There is a mandatory conversion when the price of the common stock equals 150% of the conversion rate. The conversion rate may be adjusted downward to the lowest price at which common stock is sold for cash while the series remains outstanding. The entire Certificate of Designation for the Series B Preferred Stock was filed as an exhibit to an 8-K filing with the Securities and Exchange Commission on July 15, 2009.

In April 2009, we entered into a subscription agreement for the sale of 222,222 shares of Series B Preferred Stock for $1,000,000 cash.  We received the funds, the appropriate regulatory filings have been made and the shares have been issued and are outstanding at June 30, 2009.

Warrants. At December 31, 2008, there were 6,373,451 warrants outstanding. In the six months ended June 30, 2009, an additional 79,029 warrants were issued in conjunction with sales of common stock (as noted above) and an additional 1,891,926 as discussed below.

During the quarter ended June 30, 2009, an equity program was implemented to reward stockholders, including indirect stockholders of our parent entity, for the longevity of their stock holdings since the company has not provided public market liquidity.  The Company issued common stock warrants based on cash investment and time of investment to existing stockholders using December 31, 2008 as the date of record.  The award formula was to grant warrants to the stockholders in the amount of 2% of the share owned for each year or partial year of investment.  The warrants have a term of three years, expire in April 2012, and have an exercise price of $7.00.  A total of 1,891, 926 warrant were issued. No consideration was received by the Company for the warrant issuances.

The Company has accounted for the warrants as a dividend and recorded approximately $1,778,000 as a charge to accumulated deficit during the quarter ended June 30, 2009.  The $1,778,000 was based on the fair value of the warrants issued of $0.94 per warrant determined under the Black Scholes pricing model.

There are 8,344,406 warrants outstanding as of June 30, 2009.

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

Plan of Operation

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura™ System (formerly referred to as the BEST Seafood Processing System). Our iPura™ System has been installed in China as the physical embodiment of The iPura™ Food Safety Program, some customization of the iPura™ system will be required for each specific on-site installation and the type of seafood being processed. As of June 30, 2009, we have not generated any revenues and since inception we have incurred accumulated losses totaling $57,943,357 and has negative cash flows from operations of $1,858,389 from January 1, 2009 through June 30, 2009. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system. This system has been fabricated and installed in a processing facility in China in 2008, and has commenced limited commercial production.

GFT began promoting the iPura™ label through industry trade shows, trade publications, workshops, seminars, invited speaking engagements, and meetings sponsored on our behalf by various governmental agencies and industry trade associations. The Company is executing its marketing strategy by promoting the iPura™ brand to food processors and industry associations as the world’s first food safety label. In 2008, we commenced limited marketing of the iPura™ brand to consumers.  The iPura™ seal is anchored with a descriptive and lasting slogan: “The Highest Standard in Food Safety™”.

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

We plan to promote the iPuraTM brand utilizing an extensive media and educational campaign focusing on the health and economic benefits of iPura™ treated products and the increased profit margins available to the entire distribution chain. GFT has entered into a media-buying agreement, financed with common stock, with its strategic partner Global Media Fund LLC. The agenda includes regular distribution of feature articles in the U.S. to over 10,000 newspapers, news, wire services, and radio spots to more than 6,000 radio stations, over a 24-month period, with a total advertising rate value of $54 million. GFT’s pull through marketing campaign will begin with “Ask your grocer for iPura™”. Food safety is public health news and we anticipate that the iPura™ food safety brand will be publicized as news in media across the globe.  These advertisements have been placed on a limited basis in the past and the frequency will be increased as the iPura™ product is available in the regional markets.

GFT has established itself in three of the world’s largest seafood exporting countries: China, Vietnam and Chile.  Each is among the world’s top 10 seafood exporting markets and potential customers as well as certain government agencies in each country have expressed interest in installing iPura™ systems.  With the official sponsorship of government and industry associations, GFT has presented to hundreds of processors in these countries, and has negotiated contracts with large volume processors in each country. GFT anticipates expanding into other large seafood producing countries such as Norway, Thailand, India, Canada, and the United States in phase two. Seafood might be followed by poultry and pork, with the potential to develop a system for meat and possibly other food products marketed under the iPura™ label in the future.  At this time, our focus is solely on seafood and we have not started any research or development on such other potential products, and cannot estimate their costs or a development schedule.

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

Liquidity and Capital Resources

Historically, our sole source of cash has been the sale of equity to investors.  Although we expect to generate revenue from installing and operating the initial iPura™ Systems within the next 12 months, any funds generated from installing and operating our iPura™ Systems during the next 12 months are not expected to cover our operating expenses.

Based on our cash balance as of June 30, 2009, we believe that we will need approximately $5 million to manufacture iPura™ Systems and cover operating expenses during the next 12 months, in addition to a line of credit to finance the inventory of iPura™  product.  As an alternative to a traditional commercial bank line of credit, we have implemented a program, described below, to finance inventory.  The amount of capital required will vary depending on a variety of factors, many of which are beyond our control.  We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.  Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding

As of June 30, 2009, we had no debt other than trade indebtedness in the ordinary course of business and short term loans of $540,000 from a Director and a shareholder due on demand.

We have implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring.  This financing program consists of issuing promissory notes, secured by inventory, in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory. As is typical of trade financing, the proceeds of sale by the Company upon collection will prorate be used to repay the financing. At June 30, 2009, $250,000 in trade financing debt has been received.

We have also commenced an equipment financing program based on the same structure as the trade finance program using short term notes secured by the installed iPura™ equipment. The first nominal funds for equipment finance were received in July 2009.

We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. Since we have not located any commercial bank inventory financing, we are developing options for inventory debt financing with other private parties, as described in more detail above.  Successful inventory financing is a critical need in order for us to begin distributing our products and generating revenue.  We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of this financing will be favorable to us or our stockholders. We are exploring commercial and joint venture financing opportunities and relationships with potential processor/customers with sale and lease-back arrangements.

We believe that we have adequate plant capabilities and capacity and sufficient qualified personnel to achieve our planned operations over the next 12 months, although we may need additional investment in additional research and laboratory facilities to meet any accelerated or new product support requirements.  Historically, the fabrication of major components of our iPura™ System have been outsourced.  We will likely continue this practice, and may also elect to outsource the integration and installation of the units depending on the number of units installed and the logistics of a particular site. We will add non-technical support personnel as required to manage the increase in administrative activity.

Results of Operations

Revenues:

Since our inception, we have not had any revenues from operations and have operated mainly as a research and development company until the commencement of operation of the initial iPura™ System in China in June 2009.

Expenses:

In the six months period ended June 30, 2009, total expenses decreased 42% over the comparable period ended June 30, 2008. The Marketing and General and Administrative expense classifications decreased approximately 35% as a result of a lower level of activity and spending unrelated to personnel costs which remained constant between the periods. Research and Development expense decreased 65% as spending was directed to commercial equipment rather the extensive prototyping in 2008 and prior periods. Depreciation expense increased with the commencement of the initial iPura™ System and will continue to scale as additional systems are installed. Interest expense was stable but is expected to increase substantially as the trade finance and equipment finance debt facilities are expanded.

In the three month period ended June 30, 2009, total expenses did not significantly change over the comparable period ended June 30, 2008. Marketing expenses did not decrease to the extent of the six month comparison above due to the placement of more advertising in trade journals while Research and Development expenses represented the same level of spending but on pre production engineering in China rather than on prototyping. General and Administrative expense increased 33% in the three month period ended June 30, 2009 compared to the comparable period in 2008.  This was principally due to the timing of non-recurring issuances of common shares for services, while normal spending remained flat.

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

A smaller reporting company is not required to provide the information required by this Item. However, please note the following about Forward-Looking Statements and the following brief description of certain risks that could have a material, adverse impact on the Company and its operations.

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

Forward-looking statements made by us are based upon knowledge of our business and the environment in which we operate.  However, because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements made in this report.  We cannot assure you that the results or developments we anticipate will be realized or, even if substantially realized, that those results or developments will result in the expected consequences or otherwise affect us, our business or operations in the ways expected.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, all of which are expressly qualified in their entirety by these cautionary statements.  Except to the extent required by law, we do not undertake any obligation to release or publish any revisions to our forward-looking statements, including without limitation those contained in this report, to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

In the three months ended June 30, 2009, a total of 106,062 shares of common stock and 67,190 warrants to purchase common stock were issued in private placements for total proceeds of $477,279. All stock and unit sales were at $4.50 per share or unit. All warrants are exercisable at $7.00 and have a three year term.

In the three months ended June 30, 2009, a total of 37,617 shares of common stock were issued for services to consultants. Related expense of approximately $169,277 was recorded as operating expenses in the quarter ended June 30, 2009.

A Series B Preferred Stock, par value $.0001 was authorized and 222,222 shares were sold to one individual at a price of $4.50 per share yielding proceeds of $1,000,000.

During the quarter ended June 30, 2009, an equity program was implemented pursuant to which we issued warrants to purchase 1,891,926 shares of our Common Stock to our stockholders, including indirect stockholders of our parent entity.  The warrants have three year terms and an exercise price of $7.00 per share. No consideration was received by the Company for the warrant issuances, which we have treated as a dividend for accounting purposes.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1 (1)	Certificate of Amendment to Certificate of Incorporation dated August 18, 2005.
3.2 (2)	Certificate of Amendment to Certificate of Incorporation dated September 15, 2005.
3.3 (3)	Restated Certificate of Incorporation dated October 18, 2005.
3.4 (3)	Second Amended and Restated Bylaws as of August 31, 2005.
3.5 (4)	Certificate of Designation of Preferences and Rights - Preferred Stock Series B
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed herewith
‡           Furnished herewith

(1)	Filed on August 19, 2005 as an exhibit to Global Food’s Report on Form 8-K and incorporated herein by reference.
(2)	Filed on October 6, 2005 as an exhibit to Global Food’s Report on Form 8-K and incorporated herein by reference.
(3)	Filed on November 23, 2005 as an exhibit to Global Food’s Report on Form 10-QSB and incorporated herein by reference.
(4)	Filed on July 15, 2009 as an exhibit to Global Food’s Report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: August 13, 2009	By:	/s/ Keith Meeks
Keith Meeks, President and Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

Dated: August 13, 2009	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer (PRINCIPAL ACCOUNTING OFFICER)