Form 10-Q
period 2009-09-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2009-11-16
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     SEPTEMBER 30, 2009

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
Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [ ]    No [ ] [Not applicable to smaller reporting companies]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   accelerated filer ☐  non accelerated filer ☐  smaller reporting company ☒

Indicate by check mark whether registrant is a shell company  Yes☐  No☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of September 30, 2009
Common stock, par value $0.0001	29,466,073

GLOBAL FOOD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Current Assets
Cash	$105,621	$278,443
Accounts receivable	8,774	-
Inventory	473,132	-
Prepaid expenses	95,491	30,977
Total Current Assets	683,018	309,420

Fixed Assets – net	980,405	719,540

Other Asset	26,089	24,889

TOTAL ASSETS	$1,689,512	$1,053,849

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$295,885	$39,608
Accrued liabilities	555,042	1,134,232
Notes payable – related parties	640,000	540,000
Note payable	126,000	-
Notes payable – trade and equipment finance	602,000	-
Total Current Liabilities	2,218,927	1,713,840

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, Series A, none outstanding, Series B, 222,222 shares issued and outstanding at September 30, 2009	22	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 29,466,073 shares issued and outstanding at September 30, 2009	2,948	2,899
Additional paid-in capital	58,376,743	53,495,490
Accumulated deficit	(58,909,128)	(54,158,380)
Total Stockholders’ Deficit	(529,415)	(659,991)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,689,512	$1,053,849

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Sales	$15,247	$-	$15,247	$-
Cost of Sales	13,585	-	13,585	-
Gross profit	1,662	-	1,662	-
Expenses
Marketing	339,008	432,112	1,048,769	1,540,376
General and administrative	341,430	391,811	1,228,721	1,762,155
Research and development	229,409	271,745	575,664	1,246,428
Depreciation	20,981	3,689	59,403	11,067
Interest	36,605	12,831	61,443	38,415
Total Expenses	967,433	1,112,188	2,974,000	4,598,441

NET LOSS	$(965,771)	$(1,112,188)	$(2,972,338)	$(4,598,441)

Loss per common share, basic and diluted	$(0.03)	$(0.04)	$(0.10)	$(0.17)

Weighted average common shares outstanding, basic and diluted	29,413,416	28,265,162	29,270,582	27,661,448

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Sock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2007			27,307,881	$2,731	$44,819,965	$(45,142,144)	$(319,448)
Sales of stock for cash, net			1,090,889	109	4,735,623	-	4,735,732
Stock issued for services			245,301	24	1,103,830	-	1,103,854
Fair value of incentive stock issued			191,000	19	859,481	-	859,500
Stock issued for media contract			166,668	16	749,984	-	750,000
Fair value of warrants issued			-	-	1,226,607	-	1,226,607
Net loss			-	-	-	(9,016,236)	(9,016,236)
Balance, December 31, 2008			29,001,739	2,899	53,495,490	(54,158,380)	(659,991)
Sales of common stock and warrants for cash, net			251,332	25	1,130,971	-	1,130,996
Common stock issued for services and accrued liabilities			213,005	24	958,496	-	958,520
Sale of preferred stock	222,222	$22	-	-	999,978	-	1,000,000
Fair value of warrants issued	-	-	-	-	13,398	-	13,398
Warrant distribution to cash investors	-	-	-	-	1,778,410	(1,778,410)	-
Net loss	-	-	-	-	-	(2,972,338)	(2,972,338)
Balance, September 30, 2009	222,222	$22	29,466,076	$2,948	$58,376,743	$(58,909,128)	$(529,415)

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,972,338)	$(4,598,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59,403	11,067
Stock issued for services	261,020	734,968
Incentive Plan stock grants	-	33,750
Warrants issued for services	13,398	2,408
Stock issued for media services	-	562,500

Changes in operating assets and liabilities:
Accounts Receivable	(8,774)	-
Inventory	(473,132)	-
Prepaid expenses	(64,514)	(21,362)
Other assets	(1,200)	-
Accounts payable and accrued liabilities	374,587	(91,886)
Cash used in operating activities	(2,811,550)	(3,366,996)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(320,268)	(50,000)

Net cash used in investing activities	(320,268)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related parties	100,000	200,000
Principal payments on notes payable – related parties	-	(200,000)
Proceeds from notes payable	728,000	-
Sale of preferred stock	1,000,000	-
Sale of common stock	1,130,996	4,406,961

Net cash provided by financing activities	2,958,996	4,406,961

CHANGE IN CASH	(172,822)	989,965

CASH – BEGINNING OF PERIOD	278,443	552,697

CASH – END OF PERIOD	$105,621	$1,542,662

SUPPLEMENTAL DISCLOSURES
Interest paid	$21,978	$11,781
Non-cash financing transactions:
Issuance of common stock for accrued liabilities	$697,500	$-

See accompanying notes to condensed financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1. Description and nature of the business, organization and basis of presentation

Global Food Technologies, Inc. (the “Company”, “we” or “us”) is a biotechnology company focused on the development of food safety processes for the food processing industry by using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood and to make those products safer for human consumption. The Company has developed a process using its developed technology called the “iPura™ Food Processing System”. The Company’s ability to generate revenue will depend, among other things, on its ability to demonstrate the merits of the iPura™ system as well as brand development and establishing alliances with suppliers and vendors.  The Company has generated nominal revenues to date.

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities.  Sales began during the quarter ended September 30, 2009, however, minimal sales have been generated. At September 30, 2009, the Company has accumulated losses totaling $58,909,128 and negative working capital, and negative cash flows from operations of $2,811,550 from January 1, 2009 through September 30, 2009. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. However, in January 2009, the first iPura™ Food Processing System was installed in a processor’s facility in China and was tested and made operational. The first iPura™ labeled product, in a limited, initial-run quantity, was received into inventory in the US in June 2009 and sales began in July 2009. Accordingly, the Company is considered to have left the development stage.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 27, 2009.  The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. The condensed balance sheet as of December 31, 2008 and any related disclosures have been derived from the December 31, 2008 audited financial statements filed in the Company’s 2008 Form 10-K.

Accounting policies

Revenue Recognition

The Company recognizes revenues when all of the following conditions exist:  a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; b) delivery has occurred, based on shipping terms, or services have been rendered; c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and d) collectibility is reasonably assured.  The Company recognizes revenue when product is shipped to the customer.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.  Market is determined by comparison with recent sales or net realizable value.

Subsequent Events

We evaluated our subsequent events through November 16, 2009, which is the date the financial statements were issued.

Estimated Fair Value of Financial Instruments and Certain Non-Financial Assets/Liabilities

The Company’s financial instruments include cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, and notes payable.  Except as described below, management believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments.  The methods and significant assumptions used to estimate the fair value of the assets and liabilities referenced in this paragraph did not change to any material extent during the quarter ended September 30, 2009.

Management has concluded that it is not practical to estimate the fair value of notes payable to related parties because the transactions cannot be assumed to have been consummated at arm’s length, there are no quoted market values available for such instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments (if any) and the associated potential cost.

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the nine months ended September 30, 2009, and at December 31, 2008, did not have any non-financial assets or liabilities that were measured at fair value on a nonrecurring basis.

2. Inventory.  At September 30, 2009, inventory consists of tilapia fish available for sale.  It is classified as finished goods and is recorded at delivered cost. Five containers of iPura™ labeled Tilapia fish from China have been received and are available for sale.

3. Trade and Equipment Financing Debt. As an alternative to commercial trade financing, leasing and factoring, we have instituted a program of issuing promissory notes, secured by inventory or iPura equipment systems, in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory or equipment. As is typical of trade financing, the proceeds of sale of inventory by the Company upon collection will be prorated and be used to repay the financing. Equipment financing debt will be paid at maturity from working capital derived from the commercial operation of the equipment. At September 30, 2009, the Company owed $450,000 in trade financing debt and $152,000 in equipment financing debt, for a total of $602,000.

4. Notes Payable Originated
In July, a note for $126,000 was entered into with a third party independent of the trade and equipment financing debt program. The note has a one year term, bears interest of 5% and is convertible into common stock at any time at a price of $4.50 per share.  Additionally, 14,000 warrants were issued to the note holder valued at $13,398, charged to interest expense in the period. The warrants have an exercise price of $7.00 and a term of 3 years.

5. Notes Payable to Related Parties.

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

In September, a director advanced $100,000 on a 30 day note bearing interest at 12% per annum.

6. Stockholders’ Deficit

Common Stock Issuances. We have been selling stock to fund operations since inception and expect to continue to sell stock to fund future continued operations.

In the nine months ended September 30, 2009, a total of 251,332 shares of common stock and 110,324 warrants to purchase common stock were issued in private placements for total proceeds of $1,130,996. All stock and unit sales were at $4.50 per share or unit. All warrants are exercisable at $7.00 and have a three year term.

In the nine months ended September 30, 2009, a total of 213,005 shares of common stock were issued for services to consultants and Directors. Total expense related to this issuance was $958,520, of which $697,500 was accrued for and recorded as expense in 2008 and $203,020 in the quarter ended September 30, 2009.

The above securities were issued under exemption from Regulation under either Regulation D or S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

Preferred Stock Issuance.  We are authorized to issue 20,000,000 shares of preferred stock, with a par value of $.0001. There was no preferred stock outstanding at December 31, 2008. In April 2009, we designated a Series B preferred stock and authorized the issuance of 1,000,000 shares at a par value of $.0001.  Also in April 2009, we issued 222,222 shares of such Series B Preferred Stock for $1,000,000 in cash.  The Series B has preferential rights in liquidation over common stock and is convertible into common stock at a conversion rate of $4.50 per share. Mandatory conversion is required when the price of the common stock equals 150% of the conversion rate.

Warrants. At December 31, 2008, there were 6,373,451 warrants outstanding. In the nine months ended September 30, 2009, an additional 110,324 warrants were issued in conjunction with sales of common stock (as noted above), 14,000 warrants were issued in conjunction with a loan (with $13,398 being charged to interest expense) and an additional 1,891,926 were issued as discussed below.

During the quarter ended June 30, 2009, an equity program was implemented to reward stockholders, including indirect stockholders of our parent entity, for the longevity of their stock holdings since the Company has not provided public market liquidity.  The Company issued common stock warrants based on cash investment and time of investment to existing stockholders using December 31, 2008 as the date of record.  The award formula was to grant warrants to the stockholders in the amount of 2% of the share owned for each year or partial year of investment.  The warrants have a term of three years, expire in April 2012, and have an exercise price of $7.00.  A total of 1,891,926 warrants were issued under this program.

The Company has accounted for the warrants as a dividend and recorded approximately $1,778,000 as a charge to accumulated deficit during the quarter ended June 30, 2009.  The $1,778,000 was based on the fair value of the warrants issued of $0.94 per warrant determined based on the Black Scholes pricing model with the following assumptions: expected volatility of 50%, a risk free interest rate of 1.0%, an expected term of 3 years and a 0% dividend yield.

There are 8,389,703 warrants outstanding as of September 30, 2009.

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

Plan of Operation

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura™ System (formerly referred to as the BEST Seafood Processing System). Our iPura™ System has been installed in China as the physical embodiment of The iPura™ Food Safety Program.  Some customization of the iPura™ system will be required for each specific on-site installation and the type of seafood being processed. As of September 30, 2009, we have generated only nominal revenues and since inception we have incurred accumulated losses totaling $58,909,127 and have negative cash flows from operations of $2,811,550 from January 1, 2009 through September 30, 2009. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system. This system has been fabricated and installed in a processing facility in China in 2008, and has commenced limited commercial production in 2009.

GFT began promoting the iPura™ label through industry trade shows, trade publications, workshops, seminars, invited speaking engagements, and meetings sponsored on our behalf by various governmental agencies and industry trade associations. The Company is executing its marketing strategy by promoting the iPura™ brand to food processors and industry associations as the world’s first food safety label. In 2008, we commenced limited marketing of the iPura™ brand to consumers.  The iPura™ seal is anchored with a descriptive and lasting slogan: “The Highest Standard in Food Safety™”. Namely,

•  The science and marketing connect well with world food safety issues.
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

We plan to promote the iPuraTM brand utilizing a media and educational campaign focusing on the health and economic benefits of iPura™ treated products and the increased profit margins available to the entire distribution chain. GFT has entered into a media-buying agreement, financed with common stock, with its strategic partner Global Media Fund LLC. The agenda includes regular distribution of feature articles in the U.S. to over 10,000 newspapers, news, wire services, and radio spots to more than 6,000 radio stations, over a 24-month period, which began with a total advertising rate value of $54 million. GFT’s marketing campaign will begin with “Ask your grocer for iPura™”. Food safety is public health news and we anticipate that the iPura™ food safety brand will be publicized as news in media across the globe.  These advertisements have been placed on a limited basis in the past and the frequency will be increased as the iPura™ product is available in the regional markets.

GFT has established relationships in three of the world’s largest seafood exporting countries: China, Vietnam and Chile.  Each is among the world’s top 10 seafood exporting markets and potential customers as well as certain government agencies in each country have expressed interest in installing iPura™ systems.  With the assistance of government and industry associations, GFT has presented to hundreds of processors in these countries. GFT anticipates expanding into other large seafood producing countries such as Norway, Thailand, India, Canada, and the United States in phase two. Seafood might be followed by poultry and pork, with the potential to develop a system for meat and possibly other food products marketed under the iPura™ label in the future.  At this time, our focus is solely on seafood and we have not started any research or development on such other potential products, and cannot estimate their costs or a development schedule.

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

Processor and Distribution Agreements

We have executed contracts with three seafood processors pursuant to which we will install our iPura™ System at the seafood processors’ facilities.  All of the current agreements are structured pursuant to our “importer” model (see our Annual Report on Form 10-K for more details), with our wholly-owned subsidiary, iPura Food Distribution Company (IFD) responsible for ordering and purchasing the seafood from the processors, and then importing and distributing the seafood products to retailers or other distributors.  IFD has also signed agreements with the same three processors outlining the exclusive purchase terms.

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

GFT has completed the China installation, and begun processing seafood at this facility, although in limited quantities to date.  Sales of seafood in the U.S. from this facility accounted for all of our sales for the quarter ended September 30, 2009. There is a second iPura™ System located at the processor in China that is available for future installation if sales levels require it.

We have received limited purchase orders to date for our products and continue negotiations with certain select U.S. grocery store retailers, including negotiations with regional and national retailers.  As discussed herein, we will need to obtain adequate financing in order to purchase the seafood from the processor and carry the seafood inventory costs until resold to a sub-distributor or retailer.

Liquidity and Capital Resources

Historically, our sole source of cash has been the sale of equity to investors.  Although we expect to generate increased revenue from installing and operating the initial iPura™ Systems within the next 12 months, any funds generated from installing and operating our iPura™ Systems during the next 12 months are not expected to cover our operating expenses.

Based on our cash balance as of September 30, 2009, we are in need of immediate additional financing to fund our current working capital requirements.  Furthermore, we believe that we will need approximately $5 million to manufacture iPura™ Systems and cover operating expenses during the next 12 months, in addition to a line of credit or other financing to finance the inventory of iPura™  product.  As an alternative to a traditional commercial bank line of credit, we have implemented a program, described below, to finance inventory.  The amount of capital required will vary depending on a variety of factors, many of which are beyond our control.  We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.  Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding.

As of September 30, 2009, we had debt other than trade indebtedness in the ordinary course of business in the form of short term loans of $640,000 from a Director and a shareholder due on demand and a one year note from a third party in the amount of $126,000.  Currently, we do not have the ability or resources to repay such loans if a demand is made for repayment in full.

We have implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring.  This financing program consists of issuing promissory notes, secured by inventory, in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory. As is typical of trade financing, the proceeds of sale by the Company upon collection will prorate be used to repay the financing. At September 30, 2009, $450,000 in trade financing debt has been received.

We have also implemented an equipment financing program in July 2009 based on the same structure as the trade finance program using short term notes secured by the installed iPura™ equipment. At September 30, 2009, $152,000 in equipment financing debt has been received.

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

Results of Operations

Sales:

We began sales in July 2009 and only nominal sales of $15,247 have been recorded from inception through September 30, 2009.

Expenses:

In the nine months period ended September 30, 2009, total expenses decreased 35% over the comparable period ended September 30, 2008, from $4,598,411 to $2,974,001. The Marketing and General and Administrative expense classifications decreased approximately 31% as a result of a lower level of activity and spending unrelated to personnel costs, which remained constant between the periods. Research and Development expense decreased 54% as spending was directed to commercial equipment rather the extensive prototyping in 2008 and prior periods. Depreciation expense increased with the commencement of the initial iPura™ System and will continue to increase as additional systems are installed. Interest expense increased 60% and is expected to increase substantially as the trade finance and equipment finance debt facilities are expanded.

In the three month period ended September 30, 2009, total expenses did not significantly change over the comparable period ended September 30, 2008. Marketing expenses did not decrease to the extent of the nine month comparison above due to the placement of more advertising in trade journals while Research and Development expenses represented the same level of spending but on pre production engineering in China and Vietnam rather than on prototyping. General and Administrative expense decrease 12% in the three month period ended September 30, 2009 compared to the comparable period in 2008.  This was principally due to the timing of non-recurring issuances of common shares for services, while normal spending remained flat.

Critical Accounting policies

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.  Cost is determined on a average cost basis that approximates the first-in, first-out method.  Market is determined by comparison with recent sales or net realizable value.

Loss per common share - Loss per common share was computed using the weighted average number of shares of common stock equivalents outstanding during the period. Stock purchase warrants were not used in the computation as their effect would be antidilutive.

Stock-based compensation – The cost resulting from all share-based payment transactions is recognized in the financial statements based on the fair value of the stock-based compensation instrument.

Revenue Recognition - Revenue is recorded upon transfer of title of product in response to customer purchase order terms.

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

Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.   Our primary deficiency has been due to our limited number of personnel and segregation of duties.

Changes in Internal Control Over Financial Reporting

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Sales of Unregistered Securities

During the period covered by this Quarterly Report, we issued the following securities, discussed below, which were not registered under the Securities Act of 1933.  We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below.  In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act.  For these reasons, among others, the offer and sale of the securities listed below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, Regulation D and/or Regulation S promulgated by the Securities and Exchange Commission under the Securities Act.

In the three months ended September 30, 2009, a total of 97,817 shares of common stock and 31,295 warrants to purchase common stock were issued in private placements for total proceeds of $440,174. All stock and unit sales were at $4.50 per share or unit. All warrants are exercisable at $7.00 and have a three year term.

In the three months ended September 30, 2009, a total of 7,500 shares of common stock were issued for services to consultants. Related expense of approximately $33,750 was recorded as operating expenses in the quarter ended September 30, 2009.

In the three months ended September 30, 2009, a total of 14,000 warrants were issued in conjunction with a loan with $13,398 being charged to interest expense.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three month period ended September 30, 2009, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets.

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

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: November 16, 2009	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: November 16, 2009	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)