Form 10-K/A
period 2008-12-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2010-03-01
CIK 1122108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

We are filing this amendment to our Form 10-K filed on February 27, 2009, for the fiscal year ended December 31, 2008, to make the following revisions (i) to revise the Independent Report of Registered Public Accounting Firm from Weinberg & Company, P.A., to ensure that such report covers our Statement of Stockholders’ equity for the applicable period noted in such report and (ii) to revise the “Management’s Annual Report on Internal Control Over Financial Reporting” subsection of Item 9A “Controls and Procedures” to clarify that our management concluded that internal control over financial reporting was not effective, for the reasons previously identified in the initial Form 10-K filing.

Other than as set forth above, there are no other significant changes to the original Form 10-K for fiscal year ended December 31, 2008, and this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update disclosures therein in any other way.

GLOBAL FOOD TECHNOLOGIES, INC.
INDEX TO
ANNUAL REPORT FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

Item		Page
Number	Description	Number

	PART I

1	Business	1
1A	Risk Factors	15
1B	Unresolved Staff Comments	17
2	Properties	17
3	Legal Proceedings	17
4	Submission of Matters to a Vote of Security Holders	17

	PART II

5	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
6	Selected Financial Data	19
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
7A	Quantitative and Qualitative Disclosures About Market Risk	25
8	Financial Statements and Supplementary Data	26
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26
9A	Controls and Procedures	26
9B	Other Information	27

	PART III

10	Directors, Executive Officers and Corporate Governance	28
11	Executive Compensation	32
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
13	Certain Relationships and Related Transactions and Director Independence	36
14	Principal Accountant Fees and Services	38
15	Exhibits, Financial Statement Schedules	40

	Signatures	42

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including Mr. Meeks, our Chief Executive Officer, and Mr. Sparks, our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective based on the material weakness indicated below:

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

James Bouskos	2008	76,116	—	10,500	86,616
Chairman of the Board	2007	76,116		10,500	86,616

Keith Meeks	2008	150,555	—	11,096	161,651
President and Chief Executive	2007	150,555	—	11,096	161.651

Marshall F Sparks	2008	111,000	514,200	—	625,200
Chief Financial Officer	2007	106,500		—	106,500

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

10.5(1)	Amendment No. 1 to Asset Acquisition Agreement dated November 21, 2005 between Global Food Tech, Inc., Solvis Group, Inc. and Global Food Technologies, Inc.

10.6(2)	Lease Agreement dated April 6, 2001 between Parrish Realty, Inc. and Global Food Technology, Inc.

10.7(2)	Lease Agreement Addendum dated April 22, 2002 between Parrish Realty, Inc. and Global Food Technologies, Inc.

10.8(5)	2006 Stock Incentive Plan

10.9(7)	Lease Agreement dated November 1, 2007 between STG Realty Ventures Inc and Global Food Technologies

10.10(6)	Lease Agreement dated September 30, 2008 by and between Global Food Technologies, Inc. and City of Hanford

10.11(7)	iPura Food Safety Installation & Services Agreement dated as of November 11, 2008 by and between GFT and Tongwei (Hainan) Aquatic Products Co., Ltd.

10.12(7)	iPura Sales Agreement dated as of November 11, 2008 by and between IFD and Tongwei (Hainan) Aquatic Products Co., Ltd.

10.13(7)	iPura System Installation Agreement dated as of September 5, 2008 by and between GFT and Procint Ltda.

10.14(7)	iPura Processing Agreement dated as of September 5, 2008 by and between IFD and Procint Ltda.

10.15(7)	iPura Food Safety and Quality Assurance Services Agreement dated as of September 9, 2008 by and between GFT and FIMEX VN Sao Ta Foods Joint-Stock Company

10.16(7)	iPura Supplier Agreement dated as of September 9, 2008 by and between IFD and FIMEX VN Sao Ta Foods Joint-Stock Company

10.17(7)	iPura Food Safety and Quality Assurance Services Agreement dated as of November 20, 2008 by and between GFT and Binh An Seafood Joint Stock Company

10.18(7)	iPura Supplier Agreement dated as of November 20, 2008 by and between IFD and Binh An Seafood Joint Stock Company

24.1	Power of attorney (included in signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement
*	Filed herewith
‡	Furnished herewith

(1)	Filed on November 23, 2005 as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.

(2)	Filed on July 6, 2006, as an exhibit to our Annual Report on Form 10-KSB.

(3)	Filed on August 19, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on October 6, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on August 2, 2007, as an exhibit to our Annual Report on Form 10-KSB.

(6)	Filed on October 31, 2008, as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.

(7)	Filed on February 27, 2009, as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2010	GLOBAL FOOD TECHNOLOGIES, INC.,
a Delaware corporation

	By:	/s/ Keith Meeks
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

Name:	Title	Date

/s/ Keith Meeks	President and Chief Executive Officer (Principal	March 1, 2010
Keith Meeks	Executive Officer), Director

/s/ Gary L. Nielsen*	Chairman of the Board	March 1, 2010
Gary L. Nielsen

/s/ Marshall F. Sparks	Chief Financial Officer, Secretary and Treasurer	March 1, 2010
Marshall F. Sparks	(Principal Financial and Accounting Officer)

/s/ Stephen J. Fryer*	Director	March 1, 2010
Stephen J. Fryer

/s/ Arthur C. Agnos*	Director	March 1, 2010
Arthur C. Agnos

/s/ James Stockland*	Director	March 1, 2010
James Stockland

* /s/ Marshall F. Sparks
Marshall F. Sparks Attorney-in-Fact	Pursuant to Power of Attorney	March 1, 2010

GLOBAL FOOD TECHNOLOGIES, INC
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PAGE 44	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE 45	REPORT OF PRIOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE 46	BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

PAGE 47	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) THROUGH DECEMBER 31, 2008

PAGE 48	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FROM JULY 25, 2001 (INCEPTION) TO DECEMBER 31, 2008

PAGE 49	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIODS FROM JULY 25, 2001 (INCEPTION) TO DECEMBER 31, 2008 AND 2006

PAGES 50-61	NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Global Food Technologies, Inc.
Hanford, California

We have audited the accompanying balance sheets of Global Foods Technologies, Inc. (the “Company”), a development stage company, as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from July 25, 2001 (Inception) through December 31, 2008. . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from July 25, 2001 (Inception) through December 31, 2006  were audited by other auditors whose report dated June 27, 2007 expressed and unqualified opinion on those statements. The financial statements for the period from July 25, 2001 (Inception) through December 31, 2006 included a deficit accumulated during the development stage of approximately $36,127,000. Our opinion on the statements of operations, stockholders’ deficit, and cash flows for the period from July 25, 2001 (Inception) through December 31, 2008, insofar as it relates to amounts for periods through December 31, 2006, is based on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Global Food Technologies, Inc as of December 31, 2008 and 2007 and the results of operations and its cash flows for the years then ended and for the period July 25, 2001 (Inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

We have audited the column in the accompanying statements of operations and cash flows headed for the period from July 25, 2001 (Inception) to December 31, 2006 of Global Food Technologies, Inc. (a development stage company) and the Statement of Stockholders’ equity (deficit) for the period from July 25, 2001 (inception) to December 31, 2006.  These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the period from July 25, 2001 (Inception) to December 31, 2006 and Stockholders’ Equity of Global Food Technologies, Inc. and for the period July 25, 2001 (Inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has had a net loss $36,127,217 and negative cash flow from operations of $22,521,220 since July 25, 2001 (Inception) to December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

See accompanying notes to financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JULY 25, 2001 (INCEPTION) TO DECEMBER 31, 2008
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Issuance to founders at inception, at par	10,333,333	$1,033	$(1,002)	$-	$31
Sales of stock for cash, net	298,706	30	154,008	-	154,038
Premium on preferred stock	-	-	(200,800)	-	(200,800)
Net loss	-	-	-	(957,269)	(957,269)
Balance, December 31, 2001	10,632,039	1,063	(47,794)	(957,269)	(1,004,000)
Sales of stock for cash, net	4,848,575	485	4,308,374	-	4,308,859
Premium on preferred stock	-	-	(12,500)	-	(12,500)
Net loss	-	-	-	(3,584,307)	(3,584,307)
Balance, December 31, 2002	15,480,614	1,548	4,248,080	(4,541,576)	(291,948)
Sales of stock for cash, net	2,155,353	216	3,865,864	-	3,866,080
Premium on preferred stock	-	-	(291,800)	-	(291,800)
Net loss	-	-	-	(4,265,029)	(4,265,029)
Balance, December 31, 2003	17,635,967	1,764	7,822,144	(8,806,605)	(982,697)
Sales of stock for cash, net	1,199,081	120	4,434,772	-	4,434,892
Premium on preferred stock	-	-	(37,501)	-	(37,501)
Value of warrants issued for services	-	-	3,400	-	3,400
Net loss	-	-	-	(2,626,785)	(2,626,785)
Balance, December 31, 2004	18,835,048	1,884	12,222,815	(11,433,390)	791,309
Sales of stock for cash, net	1,732,220	173	7,943,948	-	7,944,121
Premium on preferred stock	-	-	(271,123)	-	(271,123)
Value of warrants issued for services	-	-	21,825	-	21,825
Fair value of stock issued for services	82,598	8	371,683	-	371,691
Conversion of preferred stock	2,400,540	240	2,938,879	-	2,939,119
Stock transferred in merger	100,000	10	-	-	10
Stock issued for merger related costs	100,000	10	449,990	-	450,000
Stock issued to round up fractional shares	1,369	-	-	-	-
Stock issued for media contract	244,444	24	1,099,976	-	1,100,000
Net loss	-	-	-	(11,598,728)	(11,598,728)
Balance, December 31, 2005	23,496,219	2,349	24,777,993	(23,032,118)	1,748,224
Sales of stock for cash, net	724,958	73	3,111,338	-	3,111,411
Stock issued for services	37,065	4	166,782	-	166,786
Fair value of incentive stock issued	530,000	53	2,384,947	-	2,385,000
Stock issued for media contract	411,111	41	1,849,959	-	1,850,000
Fair value of warrants issued	-	-	2,982,098	-	2,982,098
Net loss	-	-	-	(13,095,099)	(13,095,099)
Balance December 31, 2006	25,199,353	2,520	35,273,117	(36,127,217)	(851,580)
Sales of stock for cash, net	1,273,705	127	5,477,237	-	5,477,364
Stock issued for services	208,155	21	936,666	-	936,687
Fair value of incentive stock issued	460,000	46	2,069,954	-	2,070,000
Stock issued for media contract	166,668	17	749,983	-	750,000
Fair value of warrants issued	-	-	313,008	-	313,008
Net loss	-	-	-	(9,014,927)	(9,014,927)
Balance December 31, 2007	27,307,881	2,731	44,819,965	(45,142,144)	(319,448)
Sales of stock and warrants for cash, net	1,090,889	109	4,735,623	-	4,735,732
Stock issued for services	245,301	24	1,103,830	-	1,103,854
Fair value of incentive stock issued	191,000	19	859,481	-	859,500
Stock issued for media contract	166,668	16	749,984	-	750,000
Fair value of warrants issued	-	-	1,226,607	-	1,226,607
Net loss	-	-	-	(9,016,236)	(9,016,236)
Balance, December 31, 2008	29,001,739	$2,899	$53,495,490	$(54,158,380)	$(659,991)
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

In 2006, the Board of Directors granted warrants to purchase common stock to certain Directors as one-time additional compensation. The warrants were fully exercisable at date of grant, were exercisable at $5.00 per share and for a term of 5 years. Grants were to 4 individuals for a total of 300,000 shares, with immediate vesting. Using a Black-Scholes option pricing model with the following weighted average assumptions: dividend yield 0; expected volatility 50%; risk free interest rate 4.57%, expected term of the warrant 5 years, the warrants were determined to have a fair value of $2.067 for a total of $620,190 which was charged to compensation expense at the date of grant.

There were no grants of options or warrants to officers or Directors in 2007.

In 2008, an additional warrant to purchase common stock was granted to an officer in the amount of 200,000 shares. The warrant is fully vested at date of grant, and is exercisable at $7.00 per share and for a term of 5 years. using a Black-Scholes option pricing modelwith the following weighted average assumptions: dividend yield 0; expected volatility 50; risk free interest rate 1.55%, expected term of the warrant 7 years, the warrants were determined to have a fair value of $1.446 for a total of $289,200 which was charged to compensation expense at the date of grant.

A summary of the status of these compensation arrangements is as follows:

	Shares	Weighted Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	500,000	$5.00
Granted	200,000	$7.00	5.0
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2008	700,000	$5.57	3.33	$-
Exercisable at December 31, 2008	700,000	$5.57	3.33	$-

Warrants

At December 31, 2008, we had issued 6,373,451 warrants, exercisable from 2 to 5 years at $4.50 to $5.70, in conjunction with sales of common stock and awards for services.

In 2008, we extended the expiration date of the older warrants to December 31, 2009 and adjusted the exercise price of the warrants to $5.00 per share. These warrants were issued in conjunction with equity sales and therefore the adjustment had no income statement effect.

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

7. MEDIA AGREEMENT

On September 30, 2005, we entered into a three year contract for media production and distribution services with Global Media Fund, LLC, which will provide nationally syndicated newspaper and radio features about us, our BEST food processing systems and food safety issues to 10,000 newspapers and 6,000 radio stations.  The total cost for the contract is $4,500,000.  The Company agreed to pay (i) $2,250,000 in cash or unrestricted common stock of the Company and (ii) $2,250,000 in shares of restricted common stock of Company.  The $2,250,000 payable in shares of restricted common stock are to be paid in shares valued at 90% of market price at the time of issuance (but not less than the market price of the unrestricted shares) in 12 quarterly installments which began in January 2006. The maximum share commitment for restricted shares at the minimum price is 500,000 shares. The contract can be cancelled at any time with no obligation to continue the quarterly payments.  Payments under the contract have been completed and the media services continue to be provided.

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