Form 10-K
period 2009-12-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2010-03-31
CIK 1122108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No ☐  [Not applicable to smaller reporting companies]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was $27,825,287.

At February 28, 2010, the number of shares outstanding of the registrant’s Common Stock, $.0001 par value per share, was 29,753,527.
DOCUMENTS INCORPORATED BY REFERENCE
None.

GLOBAL FOOD TECHNOLOGIES, INC.
INDEX TO
ANNUAL REPORT FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

Item		Page
Number	Description	Number

	PART I

1	Business	3
1A	Risk Factors	18
1B	Unresolved Staff Comments	20
2	Properties	20
3	Legal Proceedings	20
4	[Reserved]	20

	PART II

5	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
6	Selected Financial Data	22
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
7A	Quantitative and Qualitative Disclosures About Market Risk	31
8	Financial Statements and Supplementary Data	31
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
9A	Controls and Procedures	31
9B	Other Information	32

	PART III

10	Directors, Executive Officers and Corporate Governance	32
11	Executive Compensation	37
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39
13	Certain Relationships and Related Transactions and Director Independence	41
14	Principal Accountant Fees and Services	42
15	Exhibits, Financial Statement Schedules	44

	Signatures	47

PART I.

ITEM 1.  BUSINESS

On March 24, 1999, Global Food Technologies, Inc., a Delaware corporation, (GFT, we or the Company) was incorporated under the laws of the State of Delaware under the name “Boulevard Acquisition Corporation” to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination.  On August 19, 2005, we executed and simultaneously consummated an Asset Acquisition Agreement with Solvis Group, Inc., a Delaware corporation, and Global Food Technologies, Inc., a privately held Delaware corporation, which we refer to as Tech, engaged in the research and development of food safety technologies.  Pursuant to this Asset Acquisition Agreement, as amended, we acquired substantially all of the assets and liabilities of Tech in exchange for issuing to Tech 22,943,693 shares of our common stock.  We refer to the asset acquisition in this report as the Transaction.  Solvis and the Pierce Mill Associates, Inc. (which were the only two stockholders of Boulevard Acquisition Corp. prior to the Transaction) agreed to reduce the number of shares to be held by them following the Transaction to 100,000 shares each of GFT.  Thus, the 22,943,693 shares we issued to Tech represented approximately 99% of our issued and outstanding common stock following the Transaction.  As of December 31, 2009, we had 29,752,513 shares issued and outstanding.

The 2005 transaction was accounted for as a “reverse merger”.

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

Currently, we are an early stage revenue producing company. We have made sales of iPura labeled products to food distributors and directly to retailers in the U.S. markets. One of our customers, Safeway, Inc., is one of the largest retailers in America. In addition to sales of iPura labeled food products, it is our objective to win contracts for private label brand manufacturing to protect the private labels of large retailers in America. Those private label contracts involve long sales cycles and discussions with retailers have been underway since the fourth quarter 2009.  Our business plans described in this Annual Report remain subject to modification from time to time at the discretion of management and are further subject to various risks and uncertainties, some of which are described in Part I, Item 1A of this Annul Report.

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

Through on-site surveys at processing facilities in North America, South America, Asia, and Europe, GFT management has determined that a non-thermal pathogenic “kill step” prior to packaging is missing in the seafood industry. This is the opportunity for GFT’s technology. GFT has invented the “kill step” that management believes is absent in seafood processing. GFT developed the iPura™ Seafood System (“The iPura™ System”) by commercializing its proprietary technology platform and its “kill-step” process which capitalize on GFT’s expertise in cellular biology and a method combining pressure, water, flow rate, distance, speed, dwell time and an environmentally friendly organic antimicrobial solution to mitigate disease causing bacteria (pathogens) and other spoilage organisms, without affecting the texture, color, taste, or nutritional value of the product.

GFT has begun providing the technology, the equipment and personnel for the pathogenic “kill step”, as part of an on-site food safety service. GFT systems are installed in food processors’ facilities at the end of the processing line. The iPura™ System is comprised of a large stainless steel vessels and/or spray systems with associated subsystems, all operated inside a controlled environment.  The “kill step” is performed by GFT personnel operating the iPura™ System, immediately prior to packaging.  After the sanitization, GFT places its “iPura™” logo (seal) on the package. The seal serves to identify food products that have a higher level of safety and quality.

The iPura Program represents the commercialization of our technologies. The iPura Program embodies extraordinary precautions and world-class food safety measures for the seafood industry by uniting green technologies and our comprehensive proprietary iPura delivery systems  with a comprehensive daily regimen at the source of production – in food processing facilities. The iPura daily on-site food safety team includes microbiologists, system operators, technicians, and quality control personnel.  Our green technologies, proprietary delivery systems and “boots on the ground” strategy assures that iPura stands alone with its vertically integrated controls for food safety.

Further Strengthening the iPura Program, non-proprietary yet beneficial technologies are incorporated adding critical elements such as time temperature monitoring during the transportation cold chain and full traceability via a web-based portal allowing for identification of the source of raw materials and following the details of that product throughout its journey from farm to fork.

 Paksense Inc. of Boise, Idaho, manufacturers and supplies iPura with time temperature indicators (TTI’s) that are incorporated into each shipment of product.  These small tabs, when activated, take a physical temperature reading every five minute interval for a period of 60 days.  Loaded into the shipping container in various X,Y,Z coordinate locations to create a full temperature profile of product in the container at the production site while the product is stocked, these monitor the temperature and handling conditions of the product on it’s journey from the production site, to the ports, as ocean freight, and finally into domestic warehousing.  The TTI’s are retrieved from the warehouse and sent to corporate offices where data is retrieved in a plotted excel sheet fashion to validate safe handling and transportation of iPura products.

Traceability is a current issue in the food industry and becoming further required in greater detail through legislative action.  The ability to identify the source of any consumed food product is critical for risk mitigation and corrective actions.  Web-based traceability portal systems, such as TraceRegister used in the iPura program, allow for real time input of information from each production batch and lot as it is retrieved from a pond or fishery and follows the journey of the product as it reaches the consumers.  Identification of all individuals in the food handling chain from farm to fork develops accountability reinforcing responsibility in creating a safe food supply.  iPura products

Management believes that it is commercially feasible to create recurring revenue streams through service, sales, and licensing to capitalize on the potential of our proprietary technologies, market opportunities and human resources. We have identified three price-per-pound revenue models, with one particular model to be tailored for use with each processor dependant upon the circumstances of and GFT’s relationship with that processor.  In each model, GFT will provide the daily on-site service to maintain control of The Highest Standard in Food Safety.

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

   B. Service and Sales – Under this model, GFT is currently acting as the exclusive importer of iPura-labeled products through its wholly-owned subsidiary, iPura Food Distribution Company (“IFD”). GFT carries out the service, sales, marketing and management, while IFD manages the logistics. We believe that this “importer” model will (1) provide the opportunity for GFT to exercise varying degrees of control over the early supply, marketing, distribution and price-per-pound of iPura-labeled products; (2) provide GFT the opportunity to capture reasonable and customary gross profit margins commonly earned by importers; (3) provide GFT the opportunity to command and capture a premium price for iPura-labeled product through negotiated sales in the marketplace; (4) provide GFT the opportunity to increase demand for iPura-labeled product both domestically and internationally; and, (5) provide GFT the opportunity to negotiate private label brand manufacturing contracts to protect the private labels of large food retailers with iPura treated food products.  This model, however, requires significant additional capital and/or commercial financing for inventory, and will also subject GFT to any risk of loss for unsold inventory or spoilage.

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

GFT has elected to initially enter the market utilizing the “importer” model, as described in “B” above. Based on our initial market research and experience, we believe that this model may provide superior margins and allow us to reach profitability in the shortest course. GFT anticipates utilizing each model to maximize revenue, based on market conditions and the circumstances and abilities of each processor.  The “importer” model allows GFT to prove our business model to seafood processors, as we will be responsible for generating consumer interest and demand for our products, re-selling the iPura processed seafood products, and negotiating pricing and margins with retailers and distributors.

On January 30, 2009, the first iPura System became operational in a major seafood processing plant on Hainan Island in the People’s Republic of China. The terms of the agreement are detailed in the iPura Food Safety Installation & Services Agreement dated November 11, 2008 and the iPura Sales Agreement of the same date, by and between Global Food Technologies, Inc. and Tongwei (Hainan) Aquatic Products Co. Ltd. GFT imported the first container of iPura labeled tilapia during the second quarter 2009 and made its first sales during the third quarter.

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

We spent $1,258,516 and $2,159,689 on continued research and development during the fiscal years ended December 31, 2009 and December 31, 2008, respectively.  Our iPura™ Seafood Processing System and iPura Program have been commercialized and are now operational.  Our other technologies for other food products remain in various stages of research and development.  We do not anticipate expanding our technologies to additional products, or spending any significant research and development funds on such potential additional products during 2010, as our current focus is on successfully commercializing and further implementing our seafood applications.

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

In terms of medical costs and productivity losses, food-borne illnesses associated with seven major pathogens cost the nation between $7 billion and $37 billion annually, according to USDA’s estimates (See: Food Safety: Overview of Federal and State Expenditures, U.S. General Accounting Office, GAO-01-077, February 2001, available at www.gao.gov/new.items/d01177.pdf). Our management estimates that the worldwide medical and productivity costs related to food poisoning constitute a multiple of the amount suffered in the United States, considering that, in many food-exporting countries outside of the United States, there are less regulated processing, clean conditions, availability of preventative and remedial medical products, and services and education about the problem.  Management cannot further quantify this estimate, since complete and reliable records of the true incidence of diseases transmitted by food are not available on an international basis.  It also should be noted that statistics concerning all food-borne illnesses include incidences caused by foods other than seafood, poultry and other meats (such as fruits, nuts and vegetables). However, it is generally accepted that the largest health risks come from seafood, poultry and other meat products.

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

Our Products and Services

In launching our technology commercially, we have concentrated first on developing products for use by seafood processors, where management believes the danger is highest, thus giving us the greatest likelihood of market acceptance by processors, grocers and consumers.  The overall strategy begins with initiating cleaner food at the source through use of the iPura™ system and iPura food safety program.

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

Under our on-site iPura™ Food Safety Program we are providing the technology, equipment and personnel for the pathogenic “kill step”, as part of the onsite food safety service. The iPura system is installed in the food processor’s facilities at the end of the processing line, and is comprised of large stainless steel vessels and/or spray systems with associated HMI (Human Machine Interface). PLC (Programmable Logic Controls), pneumatics, fill/mix systems, and conveyance apparatuses, all operated inside a controlled environment. Our methods add one additional but critical step in the processing lines already in place in virtually every seafood and poultry processing facility.  This new “kill step” is performed by GFT personnel, using our iPura delivery systems, immediately prior to packaging.  After the sanitization, GFT places its iPura™ seal on the package.

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

iPura™ labeled products carry a unique food regulatory intervention insurance, not currently available in the marketplace. Marine Management Insurance Brokers, Inc. (“MMIB”), a leader in providing specialized insurance products and risk management services to the international trade of seafood, has investigated the efficacy of the iPura™ System and iPura™ Food Safety Program. As a result of MMIB’s involvement, iPura labeled product is insured against regulatory intervention and product recall throughout the distribution chain. The iPuraTM processor and their downstream customers are relieved of the significant losses and disruption of trade that results from food safety violations. This provides the market with an unprecedented level of security and provides international credibility for the iPura™ seal. Mr. Curtis Keyes, the CEO and founder of MMIB, also serves on our Advisory Board.

We have established, and successfully registered the iPura™ trade mark to identify products processed by the iPura™ Seafood Processing System. The registrations for the iPura mark have issued for all of the goods and services in Chile, the EU, Hong Kong, Iceland, Japan, Mexico, Norway, Peru, Taiwan, Thailand, Vietnam, and have issued in China (PRC) for the fish, meat, poultry, fruits, and vegetables.  The IPURA trademark applications remain pending in Brazil, Canada, India, and the U.S. for all of the goods and services.  In the U.S., we filed the Statements of Use with the U.S. Trademark Office on December 11, 2009.  We do not expect to hear from the U.S. Trademark Office for a few months.

The iPura seal is a guarantee that Global Food Technologies’ personnel provided continuous daily on-site food safety services at the seafood processor’s facility. It is the expectation of management that buyers will recognize iPura as the world’s first food safety seal backed by insurance throughout the distribution chain against regulatory rejection and product recall, and that we believe consumers will ultimately recognize the seal as a mark of excellence signifying the iPura slogan “The Highest Standard in Food Safety”.

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

   B. Service and Sales - GFT is currently acting as the exclusive importer of iPura-labeled products through its wholly-owned subsidiary, iPura® Food Distribution Company (“IFD”). GFT carries out the service, sales, marketing and management, while IFD manages the logistics.

   C. Regional License - Management believes that if GFT is successful in both models discussed above, it could create demand for a third revenue model that would envision the licensing of strategic “partners” to support the expansion of iPura in large international consumer markets such as China, Japan, and Europe.

GFT has elected to initially enter the market utilizing the “importer” model, as described in point “B” above. On January 30, 2009 the first iPura System became operational in a major seafood processing plant on Hainan Island in the People’s Republic of China. GFT imported the first container of iPura labeled tilapia during the second quarter 2009 and made its first sales during the third quarter.

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

In order to promote the iPura™ seal to consumers in a cost-effective manner, our contract with Global Media Fund, LLC, described further below, will be a key element of our consumer-based marketing plan.  Pursuant to the agreement, Global Media will place articles describing iPura™ seal and technology in various newspapers throughout the U.S.  In addition, we have developed descriptive brochures and educational materials that are on display at various supermarkets where seafood with the iPura™ seal is sold.

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

Global Food Technologies has two signed contracts in Vietnam. One contract is with a major shrimp producer and the second contract is with a major pangasius (basa) producer. The first installation of an iPura system in Vietnam was installed in a pangasius producer during the first quarter of 2010 with operations scheduled to begin during the second quarter of 2010.  Management anticipates the fulfillment of the shrimp contracts during the third quarter 2010.

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

Global Food Technologies has a signed contract in Chile with a major salmon and trout processor. Management anticipates the fulfillment of that contract during the second quarter 2010.

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

As previously stated, on January 30, 2009 the first iPura system became operational in a major seafood processing facility in the PRC. Management anticipates further contracting and operations throughout 2010 and beyond.

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

Although our current plans include installing our iPura™ systems with seafood processors in Vietnam, Chile, and China, we believe these processors will import most of the seafood processed into the United States.  Therefore, a critical aspect of our business model is to promote our technology and the iPura™ seal in the United States as well.  We are in the process of educating processors, distributors, restaurants, and other seafood providers, grocers, governments and consumers about the risks of food-borne pathogens in seafood, and the health and economic benefits that our technologies can produce.  To that end, have entered into the media-buying agreement with Global Media Fund described below.  We have also participated in trade shows in the United States, South America, Asia, and Europe.

Processor and Distribution Agreements

GFT has executed contracts with four seafood processors pursuant to which GFT will install or has installed our iPura™ System  at the seafood processors’ facilities.  All of the current agreements are structured pursuant to our “importer” model (model “B” as described in Part I, Item 1 “Business”), with our wholly-owned subsidiary, iPura Food Distribution Company (IFD) responsible for ordering and purchasing the seafood from the processors, and then importing and distributing the seafood products to retailers or other distributors.  IFD has also signed agreements with the same four processors outlining the exclusive purchase terms.

Under these agreements, GFT is generally responsible for the cost of manufacturing, fabricating and installing the iPura™ System  at the processors’ facilities, with the processors providing power and utility connections and certain other operating expenses.

Under these agreements, our iPura™ System  would typically be installed onto one or two processing lines at the processors’ facilities.  Our iPura™ System  will be operated and supervised by GFT personnel, at GFT’s expense.  Seafood processed through our iPura™ System  is then packaged and labeled with our iPura seal.  IFD has the exclusive rights to buy and distribute the seafood processed with our iPura™ System and the processors therefore cannot sell such seafood to any other customers or distributors, or otherwise use our iPura™ System for any other seafood processing. The agreements have terms that range from one to three years from the date of completion of the installation of our iPura™ System at the respective processor’s facility.  IFD has obtained most favored nations pricing with respect to seafood purchased under all of the agreements. None of the agreements have any minimum purchase requirements for IFD, although one agreement has a target volume schedule, with potential increases to the per pound seafood price if such targets are not met.

The following is a summary of the processor location, the type of seafood to be processed,  the target installation dates, and the current estimate for installing our iPura™ System .

COUNTRY	SEAFOOD	EST INSTALL DATE (1)
China	Tilapia	Installation Completed
Vietnam	Shrimp	3rd Quarter 2010
Vietnam	Pangasius/Basa	Installation Completed
Chile	Salmon or Trout	2rd Quarter 2010

(1) Management’s current estimate of the date that the installation may be completed is subject to a number of assumptions and variables and is subject to change.  In all cases, completion of pending installations is subject to GFT obtaining sufficient capital to finance the fabrication of the iPura™ System and installation costs.

GFT has completed the China installation, and is currently operational and producing iPura labeled tilapia to meet sales in the U.S. market.  There is a second iPura™ System located at the processor in China that is available for future installation if sales levels require it.  GFT has also completed the Vietnam installation in a major pangasius facility and management anticipates production to begin the second quarter 2010.

We have received limited purchase orders to date for our products and continue negotiations with certain select U.S. grocery store retailers, including negotiations with regional and national retailers.  We have made sales of iPura labeled products to food distributors and directly to retailers in the U.S. markets.  One of our customers, Safeway, Inc., is one of the largest retailers in America.  Our agreements with such retailers are typically on a purchase order basis, without any long-term contracts or minimum purchase requirements.  Therefore, our ability to continue sales to such retailers is dependent on demonstrating the benefits of seafood processed with our iPura™ System, and creating consumer demand for our products.

In addition to sales of iPura labeled food products, it is our objective to win contracts for private label brand manufacturing to protect the private labels of large retailers in America. Those contracts involve long sales cycles and discussions with retailers have been underway since the fourth quarter 2009.

Media Campaign

In September 2005, we entered into a contract for media production and distribution services with Global Media Fund, LLC to produce and distribute nationally-syndicated newspaper and/or radio features covering our proprietary products and services and their commercial launch into the food safety industry.  These articles and radio spots, a material part of our proposed marketing plan, will be distributed to over 10,000 newspapers and 6,000 radio stations as well as placements on web sites and in social media networks.  Global Media Fund’s marketing efforts will be primarily directed at consumers as a critical component of our “pull through” marketing plan.  Late in  2008, Global Media Fund  began marketing efforts under the contract with a consumer-based campaign promoting “food safety” and linking the iPura™ label to these food safety issues. Through December 31, 2009, there have been 1,032 media placements and 21 web placements with an equivalent advertising value of approximately $340,000.

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

Intellectual Property

We have been issued three patents from the U.S. Patent and Trademark Office that relate to our proprietary technologies.  The most recently issued patent relates to certain aspects of our iPura™ Seafood Processing System, and the other two relate to technologies for potential use with produce (although we have no current plans to commercialize the patents related to produce). We also have filed an additional patent application for a continuous line process that is pending.  These patents allow us to own and control the science that has resulted in our proposed line of commercial food safety solutions.  We filed for patent protection in the U.S. and in 15 foreign countries, and 25 countries in the European Union. We believe that this will result in patent protection in every major seafood and poultry producing and exporting countries.  The countries we have selected, along with the United States, represent our management’s determination of the prime target markets for the food safety technologies we are developing. The Company intends to file a new method and apparatus patent related to a novel organic antimicrobial agent (with constituents that are GRAS (generally regarded as safe)) that will be delivered by a novel apparatus (delivery system) that may in managements opinion, reduce the cost and increase efficacy.

We have established, and successfully registered the iPura™ trade mark to identify products processed by the iPura™ Seafood Processing System. The registrations for the iPura mark have issued for all of the goods and services in Chile, the EU, Hong Kong, Iceland, Japan, Mexico, Norway, Peru, Taiwan, Thailand, Vietnam, and have issued in China (PRC) for the fish, meat, poultry, fruits, and vegetables.  The IPURA trademark applications remain pending in Brazil, Canada, India, and the U.S. for all of the goods and services.  In the U.S., we filed the Statements of Use with the U.S. Trademark Office on December 11, 2009.  We do not expect to hear from the U.S. Trademark Office for a few months but we do anticipate final approval.

GFT owns the rights to the iPura mark for these goods, even though it may actually be the licensees who are selling the processed foods.  The licensees' use of the iPura brand in connection with the processed foods will inure to the benefit of GFT.

Employees

As of December 31, 2009, we had 19 full time employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2. PROPERTIES

We lease our Corporate offices in  the City of Hanford, California, for $4,623 per month.  We have approximately 3,420 square feet of office facilities located at 113 Court, Hanford, California. The lease expires September 30, 2010.

We also lease warehouse facilities in Hanford, California.  We rent approximately 15,000 square feet of warehouse space under a seven (7) year lease at $10,650 per month, requiring escalating rent to $11,801 from an initial $10,200 per month over the term of the lease. The lease expires in September 2014.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge, no material proceedings are threatened or contemplated against us.

ITEM 4.   [RESERVED]

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no public market for our securities and we cannot assure you that one will develop.

Number of Stockholders

As of February 28, 2010 we had 586 stockholders of record.

Dividends

Common Stock: We have not paid dividends on our common stock and we do not anticipate paying dividends on our common stock at any time in the foreseeable future. To date, we have generated only limited revenues and we currently anticipate that we will retain any future earnings for use in developing our business.  Any determination to pay dividends on our common stock in the future will be at the sole discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by our Board of Directors, if any.

Preferred Stock: We do not have any Series A Preferred Stock or Series B Preferred Stock outstanding.

In December 2009, we filed a Certificate of Designation of Rights, Preferences and Privileges with the Delaware Secretary of State to create a Series C Preferred Stock, consisting of up to 1,500,000 shares. The Series C Preferred Stock bears an 8% annual dividend, which accrues quarterly in arrears, and is payable prior to, and in preference to, any dividends on our common stock.  Dividends on any issued and outstanding shares of Series C Preferred shall accrue, whether or not declared by the Board of Directors; provided, that, payment of such dividends will be subject to declaration of dividends, if, as and when, by the Board of Directors, in compliance with applicable Delaware law regarding the payment of dividends out of surplus or net profits, and subject to the recommendation of the Company’s President and/or Chief Financial Officer with respect to payment of dividends after review of the Company’s working capital reserves in light of the Company’s business strategy. At this time, the Board does not anticipate having adequate revenues or cash flow to permit any declaration and payment of the accrued dividends in the near future.  Investors shall be given the option, subject to compliance with applicable securities laws, when the cash dividend is paid, to have such dividend reinvested/paid in shares of Common Stock (at the fair market value of the Common Stock, based on the most recent private equity sales price or the 30-day average trailing bid price of the Company’s Common Stock, if traded on a Company-approved public stock exchange or electronic quotation system), at the election of each shareholder.

Recent Sales of Unregistered Securities

During the fourth quarter of 2009, we issued the securities described below which were not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act.  We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below.  In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act.  For these reasons, among others, the offer and sale of the securities listed below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated by the Securities and Exchange Commission, which we refer to as the SEC, under the Securities Act.

In the fourth quarter of 2009, a total of 72,506 shares of common stock at a price of $4.50 per share and 26,535 warrants to purchase common stock were issued in private placements to an aggregate for total proceeds of $483,777.  The warrants have an exercise price of $7.00 and a term of three years.

The Company sold 35,000 shares of Series C Preferred Stock in the fourth quarter of 2009 for cash proceeds of $157,500 at $4.50 per share, along with warrants to purchase 70,000 shares of common stock.  The warrants have an exercise price of $3.00 per share and a term of three years.

All of the previously outstanding Series B Preferred Stock, 222,222 shares, which were held by a single investor, were exchanged for Series C Preferred Stock on a share for share basis. In connection with this exchange, the Company issued the former Series B Preferred stockholder warrants to purchase 444,446 shares of common stock, so that this holder now has the same total warrant coverage per share of Series C Preferred Stock as the other Series C Preferred Stock investors.  The warrants have an exercise price of $3.00 per share and a term of three years.

Accrued Directors fees are paid in shares of common stock. A total of 14,962 shares of common stock were issued during the fourth quarter of 2009 valued at $67,329.

Shares were issued for services to a total of nine engineering and marketing consultants during the fourth quarter of 2009, for a total of 34,969 shares valued at $157,361.

Restricted Stock awards were made under the 2006 Stock Incentive Plan to 9 employees and consultants during the fourth quarter of 2009. The awards are fully vested but the shares are restricted as to transfer until they are registered and an actual trading market exists.  A total of 164,000 restricted shares were granted during the fourth quarter of 2009. The shares were valued at $4.50 per share for a compensation expense of $738,000.

We did not make any repurchases of our securities during the fourth quarter of fiscal year 2009.

ITEM 6.   SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion has been prepared by management and should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Annual Report on Form 10-K.

Company Overview

Our iPura™ System is physical on-site processing element of The iPura™ Food Safety Program, which combines various food safety elements described below. Our latest generation iPura™ System is designed to process seafood, with certain customization required for different types of seafood and the specific requirements of a given installation site.

In 2009, we completed the installation of our iPura™ System at a food processor located in China, Tongwei (Hainan) Aquatic Products Co., and began producing our first order of inventory and selling it in the United States.  Thus, in 2009, we began generating initial revenue and are no longer considered a development stage company (although we will continue to spend funds on research and development).  We completed installation of another iPura™ System with a processor in Vietnam in early 2010, and expect production to begin at this facility by the end of the second quarter of 2010.  We have also delivered a larger iPura™ System to a processor in Vietnam, Binh An Seafood Joint Stock Company, although this unit has not yet been installed or begun processing seafood.  We also have a contract for the installation of our iPura™ System with Procint Ltda, a seafood processor in Chile, although this system has been fabricated it has not yet been delivered  or installed .

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura™ System (formerly referred to as the BEST Seafood Processing System). At December 31, 2009, the Company has accumulated losses approximating $61,000,000 and negative cash flows from operations of approximately $3,600,000 for the year ended December 31, 2009.  Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing systems.

The Company is executing its marketing strategy by promoting the iPura™ brand to food processors and industry associations as the world’s first food safety label. In 2008, we commenced marketing the iPura™ brand to consumers on a limited basis.  The iPura™ seal is anchored with a descriptive and lasting slogan: “The Highest Standard in Food Safety™”.

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

We plan to promote the iPuraTM brand utilizing a media and educational campaign focusing on the health and economic benefits of iPura™ treated products and the increased profit margins available to the entire distribution chain. As described in Item 1 “Business”, GFT has entered into a media-buying agreement with Global Media Fund LLC. We believe that this strategy will allow us to gain exposure through articles published in a large variety of newspapers, news, wire services, as well as possible radio spots, web placements  and social media networks. GFT’s pull through marketing campaign will begin with “Ask your grocer for iPura™”. Food safety is public health news and we anticipate that the iPura™ food safety brand will be publicized as news in media across the globe.

During the next 12 months, we will continue to market to consumers and to continue marketing efforts to processors and industry associations to create awareness of our iPura™ brand.

Processor and Distribution Agreements

We have executed contracts for the installation of our iPura™ Systems with four seafood processors, two in Vietnam, one in China and one in Chile.  The installations have been completed at the processor in China and with one of the processors in Vietnam.   All of the current agreements are structured pursuant to our “importer” model, with our wholly-owned subsidiary, iPura Food Distribution Company (IFD), responsible for ordering and purchasing the seafood from the processors, and then importing and distributing the seafood products to retailers or other distributors.  IFD has also signed agreements with the same four processors outlining the exclusive purchase terms.

Under these agreements, GFT is generally responsible for the cost of manufacturing, fabricating and installing the iPura™ System at the processors’ facilities, with the processors providing power and utility connections and certain other operating expenses.  In one instance, our iPura™ System would typically be installed onto one or two processing lines at the processors’ facilities.  Our iPura™ System will be operated and supervised by GFT personnel, at GFT’s expense.  Seafood processed through our iPura™ System will then be packaged and labeled with our iPura seal.  IFD has the exclusive rights to buy and distribute the seafood processed with our iPura™ System and the processors therefore cannot sell such seafood to any other customers or distributors, or otherwise use our iPura™ System for any other seafood processing. The agreements have terms that range from one to three years from the date of completion of the installation of our iPura™ System at the respective processor’s facility.  IFD has obtained most favored nations pricing with respect to seafood purchased under all of the agreements. None of the agreements have any minimum purchase requirements for IFD, although one agreement has a target volume schedule, with potential increases to the per pound seafood price if such targets are not met.

GFT has completed the China installation, and begun processing seafood at this facility, although in limited quantities to date.  Sales of seafood in the U.S. from this facility accounted for all of our sales for the year ended December 31, 2009. There is a second iPura™ System located at this same processor in China that is available for future installation if sales levels require it. We have also completed installation of a larger iPura™ System with one processor in Vietnam.  This unit is not yet in production, although we expect it to be by the end of the second quarter of 2010.

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

Liquidity and Capital Resources

The independent auditors report on our financial statements for the year ended December 31, 2009 included in this Form 10-K indicates that our need to generate sufficient cash flow to meet our obligations and sustain operations raises substantial doubt about our ability to continue as a going concern.

Historically, our sole source of cash has been the sale of equity instruments to investors.  Although we expect to generate increased revenue from installing and operating the initial iPura™ Systems within the next 12 months, any funds generated from installing and operating our iPura™ Systems during the next 12 months are not expected to cover our operating expenses.

Based on our cash balance as of December 31, 2009, we are in need of immediate additional financing to fund our current working capital requirements.  Furthermore, we believe that we will need approximately $3 million to manufacture iPura™ Systems and cover operating expenses during the next 12 months, in addition to a financing vehicle or a  line of credit to finance the inventory of iPura™  product.  As an alternative to a traditional commercial bank line of credit, we have implemented a program, described below, to finance inventory.  The amount of capital required will vary depending on a variety of factors, many of which are beyond our control.  We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.  Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding.

As of December 31, 2009, we had trade indebtedness in the ordinary course of business as well as other debt in the form of continuing short term loans of $640,000 from a Director and a shareholder due on demand, and a one-year note from a third party in the amount of $126,000 due on July 21, 2010.  Currently, we do not have the ability or resources to repay such loans if a demand is made for repayment in full.

We have implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring.  This financing program consists of issuing promissory notes, secured by inventory, in series of maturities from one to three years with annual interest rates from 8.2% to 9%. The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory. As is typical of trade financing, the Company’s collected sales proceeds will be allocated between trade financing debt payoff and the Company. At December 31, 2009, the Company had $660,000 in trade financing debt on one year notes.

In July 2009, we also implemented an equipment financing program based on the same structure as the trade finance program using short term notes secured by the installed iPura™ equipment located in Vietnam. At December 31, 2009, the Company had $152,000 in equipment financing debt on one year notes.

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

Results of Operations

Sales:

We began sales in July 2009, with nominal sales of $343,179 recorded for the year ended December 31, 2009.  Of these sales, approximately 58% were made to Safeway, Inc., a large national chain. The remainder was to regional grocery distributors that sell to independent grocery stores and restaurants in many regions throughout the country. We anticipate an increase in volume from these existing customers and additional sales to new chains and distributors as they respond to our marketing programs. Our gross profit on these initial sales for the year ended December 31, 2009 was $9,723 or 3%.  We anticipate that our gross margins will continue to be very small throughout the remainder of 2010, as we continue to roll out of products with extremely competitive, commodity-based pricing.  If we are successful in promoting our iPura brand and its benefits, we anticipate increasing our prices and gross margins in the future.

Expenses:

Our net loss for the year ended December 31, 2009 was $4,679,483 compared to $9,016,236 for the previous year ended December 31, 2008, a decrease of 48%. For the year ended December 31, 2009, total expenses decreased 48% over the year ended December 31, 2008, from $9,016,236 to $4,689,206. The decrease is primarily attributable to a larger decrease (57%) in non-cash charges to expense for issuance of equity securities. Non-cash charges in 2009 were approximately $2,630,000 while in 2008 they were approximately $3,939,000. The cash used in operations decreased 28% from $4,318,322 to $3,555,061 for the years ended December 31, 2008 and 2009, respectively. The Marketing classification declined approximately 30% as a result of the media contract with Global Media Fund, LLC being fully paid in 2008 with no additional stock issued in 2009 under that contract. The General and Administrative expense classifications decreased approximately 63% as a result of less non-cash equity charges in 2009. In both Marketing and General and Administrative expense categories, the level of activity and spending, net of non-cash equity costs,  remained constant between the years with Marketing spending being $1.3 million for both years and General and Administrative spending being $1.3 Million for the year ended December 31, 2009 versus $1.4 Million for the year ended December 31, 2008.. Research and Development expense decreased 42% as spending was directed to commercial equipment rather the extensive prototyping in 2008 and prior years. Depreciation expense increased with the commencement of the initial iPura™ System and will continue to increase as additional systems are installed. Interest expense increased 90% and is expected to increase substantially as the trade finance and equipment finance debt facilities are expanded.

Critical Accounting policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include the valuation of deferred tax assets, inventory, the allowance for doubtful accounts receivable, and equity instruments.

Concentrations

We place our cash with high quality financial institutions, and at times may exceed the Federal Deposit Insurance Corporation $250,000 insurance limit.

We contract with a vendor in China, Tongwei (Hainan) Aquatic Products Co., and have established limited operations in China for production of our iPura Tilapia product.  Any disruption with this processor in China could have a material adverse effect on our operations, since it is currently our only active processor and inventory from this plant has generated all of our revenue to date.

Revenue Recognition

The Company recognizes revenues when all of the following conditions exist:  a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; b) delivery has occurred, based on shipping terms, or services have been rendered; c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and d) collectibility is reasonably assured.  To date, all of the purchase orders from our customers have met these criteria and therefore, the Company recognizes revenue when product is shipped to the customer.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.  Market is determined by comparison with recent sales or net realizable value.

Long-lived Assets

We review long lived assets for events or changes in circumstances that indicate that their carrying value may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

Research and Development Costs

Research and development costs are expensed as incurred. Purchased materials that do not have an alternative future use and the cost to develop prototypes of production equipment are also expensed. Costs incurred in the fabrication, testing, installation of commercial systems are capitalized as long lived assets.

Income Taxes

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under U.S. generally accepted accounting principles (GAAP), the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

Loss Per Share

U.S. GAAP requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic earnings (loss) per share is computed by dividing  earnings (loss) available to common  stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential  dilution,  using the treasury  stock method,  that could occur if securities or other contracts to issue common stock were  exercised  or  converted  into common stock or resulted in the issuance of common  stock that then shared in our earnings.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

The 8,930,684 and 6,373,451 stock purchase warrants outstanding at December 31, 2009 and 2008, respectively, were not used in the computation of loss per share as their effect would be antidilutive. Additionally, the effect of the undeclared cumulative dividend on the Series C preferred stock is not significant for the year ended December 31, 2009, since such Series C shares were issued in late December 2009.

Stock-based compensation

U.S. GAAP requires fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

Shares, warrants and options issued to non-employees for services are accounted for in accordance with U.S. GAAP whereby the fair value of such option and warrant grants is determined using the Black-Scholes Model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Cash Obligations and Contingent Liabilities and Commitments

We have contractual obligations and commitments with regards to operating lease arrangements. The following table quantifies our expected contractual obligations and commitments subsequent to December 31, 2009:

	Payments due by period
		Less than		More than
Contractual Obligations	Total	1 year	1-3 years	3 years
Operating lease obligations	$739,000	$202,000	$419,000	$118,000

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

Forward-looking statements made by us are based upon knowledge of our business and the environment in which we operate.  However, because of various risk factors, including those briefly listed in Part I, Item 1A above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements made in this report.  We cannot assure you that the results or developments we anticipate will be realized or, even if substantially realized, that those results or developments will result in the expected consequences or otherwise affect us, our business or operations in the ways expected.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, all of which are expressly qualified in their entirety by these cautionary statements.  Except to the extent required by law, we do not undertake any obligation to release or publish any revisions to our forward-looking statements, including without limitation those contained in this report, to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that this information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective based on our material weakness in the form of lack of segregation of duties, which stems from our early stage status and limited capital resources to hire additional financial and administrative staff.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including Mr. Meeks, our Chief Executive Officer, and Mr. Sparks, our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective based on the material weakness indicated below:

•	As is typical with emerging companies, we lack the necessary number of personnel to provide adequate segregation of duties within our accounting and financial reporting functions.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B   OTHER INFORMATION

Information Not Previously Disclosed in a Report on Form 8-K

None

PART III.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and positions of our directors and executive officers, as of December 31, 2009, are set forth below.  Biographical information for each of these persons also is presented below:

Name	Age	Position Held
Keith Meeks	49	Director, President and Chief Executive Officer
Marshall F. Sparks	69	Chief Financial Officer, Secretary and Treasurer
Stephen J. Fryer	71	Director
Gary L. Nielsen	67	Director
Arthur C. Agnos	71	Director
James Stockland	47	Director

There are no family relationships between any of our directors and/or any executive officers.

Keith Meeks – Director, President and Chief Executive Officer

Mr. Keith Meeks currently serves as our President and Chief Executive Officer, positions he was appointed to in August 2005.   He was also a co-founder of Tech.  Previous to this, he had served as the Vice President of Corporate Development of Tech where his responsibilities included working with Tech’s consultants and advisors to select beta test site partners and primary target markets.  He has been a director and an officer of Tech since August 2001.  From August 2000 to July 2001, he was the Director of Business Development of Global Food Technologies, LLC, the predecessor of Tech.   Mr. Meeks started his professional career in the financial services industry in 1980 with New York Life, and later became a Certified Financial Planner and Investment Advisor, receiving this designation from the College of Financial Planners in Denver, Colorado.  In 2008, he was awarded the Certificate in International Food Laws from Michigan State University, the College of Agriculture & Natural Resources, and the Institute for Food Laws & Regulations.

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

Marshall F. Sparks – Chief Financial Officer and Secretary

Mr. Marshall F. Sparks currently serves as our Chief Financial Officer and Secretary, positions he was appointed to in August 2005. Mr. Sparks is also the Chief Financial Officer of Tech. He has been a consultant on corporate financial matters and capital formation with Hampton Financial and has operated Hampton Financial since September 1990.  Mr. Sparks is a financial executive with extensive experience in developing technology businesses. He has founded and capitalized numerous companies, taking them from the developmental to the commercial stage. He has facilitated and conducted five initial public offerings, five joint venture transactions and 15 merger and acquisition transactions.  Mr. Sparks is a California Certified Public Accountant and earned his undergraduate degree and MBA from the University of California, Berkeley.

Stephen J. Fryer – Director

Mr. Stephen J. Fryer currently serves as one of our Directors, a position he was appointed to in August 2005.   Mr. Fryer also serves as a Director on Tech’s Board of Directors and has served in this position since December 2003 and briefly served as Tech’s interim Chief Executive Officer.  He is a managing partner of SC Capital Partners, Inc, an investment banking and financial advisory company, from July 2005.  He is also Chariman and CEO of Thermal Energy Development Corporation, Inc. From January 2003 to July 2005, he was a consultant to Grant Bettingen, Inc., an investment banking firm in Newport Beach, California.  From April 2001 to December 2002, he headed Fryer and Associates, an investment banking firm.  From December 1998 to April 2001, he was the Chief Executive Officer and Chairman of Pen Interconnect, a NASDAQ company involved in contract manufacturing.  He was a Managing Director of Ventana International, Inc., which is a venture capital and boutique investment-banking firm with over $150 million in capital.  He is a graduate of the University of Southern California with a degree in Mechanical Engineering and a minor in Economics.

Gary L. Nielsen – Director

Mr. Gary L. Nielsen currently serves as one of our Directors.  He also serves as a Director on Tech’s Board of Directors, a position he has held since December 2004.  Mr. Nielsen is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and Arizona Society of Certified Public Accountants. Since September 2005, Mr. Nielsen has served as the President of National Health Benefits Corp. until September 2009.  He served as the principal of Terra Capital, Inc. from September 2003 through September 2005. From December 2000 through September 2003, Mr. Nielsen was the Chief Financial Officer of Environmental Support Solutions, Inc. Previously, he was a manager in the Phoenix office of KPMG and has served in an executive capacity as Senior VP of Finance or CFO for three NYSE companies, one AMEX company and a NASDAQ company. These companies include Granite Golf Corporation, Best Western International, Giant Industries, Inc., American Continental Corporation and Del Webb Corporation. Mr. Nielsen is a graduate of the Arizona State University where he received a Bachelor of Science in Accounting.

Arthur C. Agnos – Director

Mr. Arthur C. Agnos currently serves as one of our Directors, a position he was appointed to in August 2005.  Mr. Agnos also serves on the Board of Directors Linear Technologies Corporation of Milpitas California. He formerly served as a Director of Countrywide Treasury Bank until July 2008.  From February 2001 to September 2005, Mr. Agnos served as a consultant for E.J. De La Rosa & Co., Inc., an investment banking firm. Mr. Agnos has extensive experience in executive roles and decision-making at the federal, state and local government levels as Mayor of San Francisco, as an elected member of the California State Legislature and as a senior Presidential appointee in the U.S. Department of Housing and Urban Development.  Mr. Agnos began his elective career in the California legislature, where he served as Chair of the Joint Legislative Audit Committee. He has served as the Chair of the Assembly Ways and Means Health and Welfare Subcommittee of the California legislature. From June 1993 to January 2001, he was the Regional Director of the U.S. Department of Housing and Urban Development in the Pacific-Hawaii region.  Mr. Agnos received a Bachelor of Arts from Bates College and a Master in Social Work from Florida State University.

James Stockland – Director

Mr. Stockland was elected to the Board of Directors in December 2007,  Mr. Stockland is the Founder and CEO of A&D Sales and Marketing, Inc. in Fayetteville, Arkansas. A&D Sales procures and distributes meat and poultry products to the retail, foodservice and industrial markets in the U.S., Puerto Rico, Mexico, and other international markets.  A&D Sales is a successful meat and poultry trading company in the United States and has an impeccable reputation within the industry built on trust and integrity since 1991. In 1994, Mr. Stockland co-founded Ozark Consulting and Marketing, Inc.  Ozark Consulting and Marketing represents some of the largest vendors in the seafood and poultry industries to Wal-Mart stores and Sam’s Wholesale Clubs.  OCM is responsible for ordering, inventory and replenishment, and many other changing duties.

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

Meetings of the Board of Directors and Information Regarding Committees

During our fiscal year ended December 31, 2009, our Board of Directors held five meetings.

Our Board of Directors has established three committees: an Audit Committee, a Compensation Committee and a Nominating/Governance Committee. As of January 31, 2010, these committees were comprised as follows:

Audit Committee:	Gary L. Nielsen (Committee Chairman),
(Audit Committee Financial Expert)
Stephen J. Fryer
Arthur C. Agnos
James Stockland
Compensation Committee:	Arthur C. Agnos (Committee Chairman)
Gary L. Nielsen
James Stockland
Nominating & Governance Committee	Stephen J Fryer (Committee Chairman)
Gary L Nielsen
Arthur C Agnos
James Stockland

As of December 31, 2009, Stephen J. Fryer, Arthur C. Agnos and James Stockland are independent directors.  The Board of Directors has determined that Mr. Nielsen is an “audit committee financial expert” as defined under SEC rules.

Section 16(a) Beneficial Ownership reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our executive officers, directors and greater than 10% stockholders to file reports of beneficial ownership of our common stock on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the SEC.

We believe that during the fiscal year ended December 31, 2009, our executive officers, directors or beneficial owners of more than 10% of our common stock complied with the Section 16(a) filing requirements, with the following exceptions:  On July 20, 2009, Mr. Stockland filed a late Form 3 and two late Form 4s, reporting, respectively, no shares owned as of the date he became a director, and two subsequent issuances of shares by the Company for services as a director; on January 30, 2009, Mr. Sparks filed a Form 4 that contained a late filing for warrants previously issued to him by the Company for services rendered and also contained timely reporting of shares granted to him by the Company for services rendered as an officer.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

We have not adopted any retirement, pension, profit sharing or insurance programs or other similar programs for the benefit of our employees other than the 2006 Stock Incentive Plan for Officers, Directors, employees and consultants.

The following table sets forth compensation information for services rendered by our Chief Executive Officer in fiscal 2009 and our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Keith Meeks	2009	134,480	—	11,342	145,822
President and	2008	150,555	—	11,096	161,651
Chief Executive

Marshall F Sparks	2009	85,000	—	—	85,000
Chief Financial	2008	111,000	514,200	—	625,200
Officer

(1)	Salary consists of compensation earned and either paid in cash or deferred until Company cash flow improves. The deferral amounts for 2009 were: Mr. Meeks - $13,000, Mr. Sparks - $35,000.
(2)
Option awards for Mr. Sparks included the grant of 50,000 shares of common stock awarded in 2008 but issued in 2009, valued at $4.50 per shares or a total of $225,000 and fully vested Warrants to purchase common stock at an exercise price of $7.00 per share, valued at $289,200. The warrants were granted in December 2008 and have a term of 5 years. The warrant component of the amount shown is the imputed value of the warrant, calculated using the Black-Scholes method, required to be recognized in the financial statements.

(3)	Other Annual Compensation represents payments made on a leased vehicle.

Stock Option Grants

We adopted our 2006 Stock Incentive Plan in November 2006. Directors, officers, employees and consultants are eligible to receive awards under the plan.  No awards have been made to officers and Directors under the 2006 Stock Incentive Plan. Other awards to the named executive officers are set forth below.

Outstanding Equity Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Keith Meeks	—	—	—	—	—
Marshall F. Sparks	—	200,000	—	$5.00	Nov. 2011
		200,000		$7.00	Dec. 2013

(1) The equity awards were in the form of warrants, which were not issued under our 2006 Stock Incentive Plan. The warrants are fully vested but are not exercisable until the shares are registered or our common stock is listed on a stock exchange or other market selected by the Company.

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

We pay our Chairman of the Board an annual amount of $93,600 (which can be paid in stock or cash, or both, at the election of the Chairman).  As of December 31, 2009, our independent directors were Stephen J. Fryer, Arthur C. Agnos and James Stockland.  All directors are entitled to be reimbursed for reasonable expenses actually incurred by them in connection with their duties as directors.

Director compensation

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(4)		Option Awards ($)	Total ($)
Keith Meeks (1)	—		—		—	—
Stephen J Fryer	—		28,996		—	28,996
Gary L Nielsen	62,400	(2)	39,327	(5)	—	101,727
Arthur C Agnos	—		28,996		—	28,996
James Stockland	25,000	(3)	28,000		—	53,000
Total	87,400		125,319		—	212,719

(1) Mr. Meeks did not receive any compensation for serving as a director.  Compensation for services as an officer is disclosed above in the “Summary Compensation Table” disclosing named executive officer compensation.

(2) Mr. Nielsen was elected Chairman of the Board during the year 2009.  Of this amount, $42,900 was deferred and accrued, and $19,500 was paid in cash in 2009.

(3) The entirety of this amount was deferred and accrued in 2009.

(4) The dollar amounts in this column represent the portion of directors’ fees actually paid (in the form of common stock grants) during 2009, not deferred, plus any grants of common stock for directors’ fees that were accrued in prior years but paid in 2009.  A total of 32,850 shares were issued during the year for Board services and were valued at $147,872. The shares of stock are fully vested and not subject to any forfeiture or repurchase restrictions.

(5) $9,332 of this amount represents fees earned for services as a Director in 2009, prior to being elected Chairman of the Board, which were paid through the issuance of common stock.  The remainder represents fees accrued and deferred in prior years, and paid through common stock issuances in 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

In 2006, we adopted a stock incentive plan to incentivize officers, Directors, employees and consultants with awards of securities including stock options, stock appreciation rights and restricted stock grants. There are a maximum of 3,000,000 shares of Common Stock subject to award under the plan and the awards must be made at fair market value at the date of the award.  We have awarded grants of 1,345,000 shares of restricted stock to 33 individuals. No awards were made to officers or Directors under the plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by security holders	1,345,000	(1)	Not Applicable	1,655,000	(2)
Plans not approved by security holders	None		Not Applicable	None
(1) Represents restricted common stock issued.
(2) Represents the unissued balance of the 2006 Stock Incentive Plan.

Beneficial Ownership Table

The following table sets forth information concerning the number of shares of our common stock as of December 31, 2009, that are owned beneficially by: (i) each person (including any group) known to us to beneficially own more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our officers and directors as a group. Unless otherwise indicated, the stockholders listed below possess sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable.

Name and Address of Beneficial Owner (1)	Number of Shares of Our Common Stock	Percentage of Shares of Our Common Stock (2)
Keith Meeks (3) (8)	678,130	2.3%
Marshall F. Sparks (4) (8) (9)	183,334	0.6%
Stephen J. Fryer (5) (8)	322,555	1.1%
Gary L. Nielsen (6) (8) (10)	238,665	0.8%
Arthur C. Agnos (7) (8)	74,221	0.2%
James Stockland (8)	36,222	0.1%
All directors and officers as a group (6 individuals) (10)	1,533,127	5.1%

Mark Terry 1060 Cactus, Pocatello, ID 83204	1,693,178	5.7%

Global Food Tech, Inc. (“TECH”)	22,945,229	77.1%
.

(1)	The address of the stockholders identified in this table is c/o Global Food Technologies, Inc., 113 Court Street, Hanford, CA 93203, unless otherwise indicated.
(2)	The percentage ownership is based on 29,752,513 shares of GFT common stock outstanding as of December 31, 2009.
(3)	Includes indirect beneficial ownership of 796,933 shares of GFT through ownership of shares of TECH
(4)	Includes indirect beneficial ownership of 133,334 shares of GFT through ownership of shares of TECH.
(5)	Includes indirect beneficial ownership of 291,112 shares of GFT through ownership of shares of TECH.
(6)	Includes indirect beneficial ownership of 103,334 shares of GFT through ownership of shares of TECH.
(7)	Includes indirect beneficial ownership of 24,334 shares of GFT through ownership of shares of TECH.
(8)
Mssrs. Meeks, Agnos, Fryer, Nielsen and Stockland are the directors of TECH.   Mr. Fryer is also the President of TECH and Mr. Sparks is the Chief Financial Officer and Secretary of TECH.  Messrs. Meeks, Agnos, Fryer, Nielsen, Stockland and Sparks share voting and dispositive powers with respect to the GFT shares held by TECH.  Each of Messrs. Meeks, Agnos, Fryer, Nielsen, Stockland and Sparks expressly disclaims beneficial ownership of these shares solely by virtue of their positions as officers and directors of TECH.  As noted above, certain of these individuals own shares of TECH, which are included on a proportional basis in calculating their indirect beneficial ownership of GFT.

(9)	Does not include warrants held by Mr. Sparks to purchase 100,000 shares of common stock, since such warrants are not exercisable currently or within 60 days of the date of this chart.
(10)	Includes warrants to purchase 29,000 shares of common stock held by Mr. Nielsen that are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

As of December 31, 2009, all of our directors, Messrs. Meeks, Agnos, Fryer, Nielsen and Stockland, serve as the members of Tech’s Board of Directors.  Mr. Fryer also serves as Tech’s President, and Marshall F. Sparks, our Chief Financial Officer, Secretary and Treasurer, also has been appointed as the Chief Financial Officer, Secretary and Treasurer of Tech.  This commonality of our respective Boards of Directors and executive managements could create, or appear to create, potential conflicts of interest when these directors and managements are faced with decisions that could have different implications for Tech and us, including the ability of the Tech directors to vote the shares of GFT held by Tech on all matters, including the election of directors of GFT.

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

We currently have three loans outstanding from Gary Nielsen, a Director of the Company.  In April and May of 2006, we arranged for two loans aggregating $290,000 from Mr. Nielsen, which are demand loans and bear interest of 8%. In August 2006, we arranged for another loan, a six month bridge loan, for $100,000 from Mr. Nielsen bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in May 2010. All such loans are unsecured.  Previously, we obtained additional loans from Mr. Nielsen, all of which have been repaid in full.  In connection with these various loan transactions, as additional consideration (i) we issued warrants in August 2006 to Mr. Nielsen to purchase 29,000 shares of common stock at an exercise price of $4.50, with a two-year term from the date the April and May 2006 loans are paid in full, and (ii) we issued 78,000 shares of common stock in January 2008.  We calculated the fair value of the warrants and shares of $40,803 and $351,000, respectively.

In March 2009, an additional $100,000 loan was borrowed from Mr. Nielsen on a note for 30 days bearing interest of 12%, and was repaid in 46 days. An additional loan for $100,000 was borrowed from Mr. Nielsen in November 2009 for the same 30 day term and 12% interest rate. The loan remains unpaid at the date of these financial statements and was amended to become a demand note.

Director Independence

As of January 31, 2009, our independent directors were Stephen J. Fryer, Arthur C. Agnos and James Stockland.  These independent directors also serve on our audit committee, compensation committee and nominating and governance committee.  Mr. Nielsen also serves on such committees.  Since our common stock is not listed on any national securities exchange or other market, we are not subject to the independent director and audit committee membership rules of such exchanges.  However, for purposes of determining director independence, we use the standards set forth by the American Stock Exchange.  Mr. Fryer served as interim CEO from December 2003 through February 2005.  In accordance with the American Stock Exchange rules, a director is considered independent if such service as an interim executive officer was for a period of less than one year.  We also considered the related party transactions set forth in Item 12 of this report to the extent such transactions involved any of our independent directors, and believe that such transactions do not prevent the directors listed herein as independent from being considered independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), independent registered public accounting firm, to audit our financial statements for the years ended December 31, 2009 and December 31, 2008.

The following table shows the fees billed for audit and other services provided by Squar Milner, for the years ended December 31, 2009 and 2008:

	2009	2008
Audit Fees (1)	$79,000	$74,864
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees (2)	0	0
Total	$79,000	$74,864

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

Our Audit Committee requires advance approval of all audit, audit-related, tax and other services performed by our independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before our independent auditor is engaged to perform it.  All services performed by our independent auditors in 2009 and 2008 were approved in accordance with the Audit Committee’s pre-approval policies.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Exhibit No.	Description

3.1(1)	Restated Certificate of Incorporation dated October 18, 2005.

3.2(1)	Second Amended and Restated Bylaws as of August 31, 2005.

3.3(8)	Certificate of Designation of Rights, Preferences and Privileges – Series B Preferred Stock

3.4(9)	Certificate of Designation of Rights, Preferences and Privileges – Series C Preferred Stock

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

10.5(1)	Amendment No. 1 to Asset Acquisition Agreement dated November 21, 2005 between Global Food Tech, Inc., Solvis Group, Inc. and Global Food Technologies, Inc.

10.6(2)	Lease Agreement dated April 6, 2001 between Parrish Realty, Inc. and Global Food Technology, Inc.

10.7(2)	Lease Agreement Addendum dated April 22, 2002 between Parrish Realty, Inc. and Global Food Technologies, Inc.

10.8(5)	2006 Stock Incentive Plan

10.9(7)	Lease Agreement dated November 1, 2007 between STG Realty Ventures Inc and Global Food Technologies

10.10(6)	Lease Agreement dated September 30, 2008 by and between Global Food Technologies, Inc. and City of Hanford

10.11(7)	iPura Food Safety Installation & Services Agreement dated as of November 11, 2008 by and between GFT and Tongwei (Hainan) Aquatic Products Co., Ltd.

10.12(7)	iPura Sales Agreement dated as of November 11, 2008 by and between IFD and Tongwei (Hainan) Aquatic Products Co., Ltd.

10.13(7)	iPura System Installation Agreement dated as of September 5, 2008 by and between GFT and Procint Ltda.

10.14(7)	iPura Processing Agreement dated as of September 5, 2008 by and between IFD and Procint Ltda.

10.15(7)	iPura Food Safety and Quality Assurance Services Agreement dated as of September 9, 2008 by and between GFT and FIMEX VN Sao Ta Foods Joint-Stock Company

10.16(7)	iPura Supplier Agreement dated as of September 9, 2008 by and between IFD and FIMEX VN Sao Ta Foods Joint-Stock Company

10.17(7)	iPura Food Safety and Quality Assurance Services Agreement dated as of November 20, 2008 by and between GFT and Binh An Seafood Joint Stock Company

10.18(7)	iPura Supplier Agreement dated as of November 20, 2008 by and between IFD and Binh An Seafood Joint Stock Company

24.1	Power of attorney (included in signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement
*	Filed herewith
‡	Furnished herewith

(1)	Filed on November 23, 2005 as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.

(2)	Filed on July 6, 2006, as an exhibit to our Annual Report on Form 10-KSB.

(3)	Filed on August 19, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on October 6, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on August 2, 2007, as an exhibit to our Annual Report on Form 10-KSB.

(6)	Filed on October 31, 2008, as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.
(7)	Filed on February 27, 2009, as an exhibit to Annual Report on Form 10-K for the annual period ended December 31, 2008 and incorporated herein by reference.
(8)	Filed on July 15, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.
(9)	Filed on December 11, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31,2010
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

Name:	Title	Date

/s/ Keith Meeks	President and Chief Executive Officer (Principal	March 31,2010
Keith Meeks	Executive Officer), Director

/s/ Gary L. Nielsen	Chairman of the Board, Director	March 31,2010
Gary L. Nielsen

/s/ Marshall F. Sparks	Chief Financial Officer, Secretary and Treasurer	March 31,2010
Marshall F. Sparks	(Principal Financial and Accounting Officer)

/s/ Stephen J. Fryer	Director	March 31,2010
Stephen J. Fryer

/s/ Arthur C. Agnos	Director	March 31,2010
Arthur C. Agnos

/s/ James Stockland	Director	March 31,2010
James Stockland

GLOBAL FOOD TECHNOLOGIES, INC

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

PAGE 2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE 3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008

PAGE 4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008.

PAGE 5	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

PAGE 6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008.

PAGES 7-18	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Global Food Technologies, Inc.
Hanford, California

We have audited the accompanying consolidated balance sheets of Global Foods Technologies, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Food Technologies, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company recently began planned principal operations, has an accumulated deficit of approximately $61,000,000 at December 31, 2009, has negative cash flow from operations of approximately $3,600,000 for the year ended December 31, 2009, and has negative working capital at December 31, 2009. The Company’s ability to continue operations is predicated on its ability to raise additional capital and, ultimately, to achieve profitability.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 31, 2010

GLOBAL FOOD TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$22,135	$278,443
Accounts receivable	190,098	-
Inventory	662,609	-
Prepaid expenses	36,224	30,977
Total Current Assets	911,066	309,420

PROPERTY AND EQUIPMENT
iPura systems equipment	1,045,680	691,664
Furniture and fixtures	73,776	73,776
Less accumulated depreciation	(126,284)	(45,900)
	993,172	719,540

OTHER ASSETS	26,089	24,889

TOTAL ASSETS	$1,930,327	$1,053,849

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$628,039	$39,608
Accrued liabilities	514,388	1,134,232
Notes payable – related parties	640,000	540,000
Notes payable – others	126,000	-
Trade finance and equipment notes payable	812,000	-
Total Current Liabilities	2,720,427	1,713,840

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Convertible Preferred Stock, $.0001 par value, 20,000,000 shares authorized, 257,223 shares issued and outstanding, liquidation preference of $4.50 per share	26	-
Common Stock, $.0001 par value, 100,000,000 shares Authorized, 29,752,513 and 29,001,739 shares issued and outstanding, respectively	2,976	2,899
Additional paid-in capital	59,823,171	53,495,490
Accumulated deficit	(60,616,273)	(54,158,380)
Total stockholders’deficit	(790,100)	(659,991)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,930,327	$1,053,849

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2009	For The Year Ended December 31, 2008

Sales	$343,179	$-
Cost of sales	333,456	-
Gross profit	9,723	-

Expenses
Marketing expense	1,581,133	2,268,697
General and administrative expense	1,675,631	4,523,879
Research and development costs	1,258,516	2,159,689
Depreciation	80,384	14,756
Interest expense	93,542	49,215
Total Expenses	4,689,206	9,016,236

NET LOSS	$(4,679,483)	$(9,016,236)

Loss per common share, basic and diluted	$(0.16)	$(0.31)

Weighted average common shares outstanding, basic and diluted	29,355,259	28,801,088

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock Shares Amount		Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance December 31, 2007			27,307,881	$2,731	$44,819,965	$(45,142,144)	$(319,448)
Sales of common stock and warrants for cash, net			1,090,889	109	4,735,623	-	4,735,732
Stock issued for services			245,301	24	1,103,830	-	1,103,854
Fair value of incentive stock issued			191,000	19	859,481	-	859,500
Stock issued for media contract			166,668	16	749,984	-	750,000
Fair value of warrants issued			-	-	1,226,607	-	1,226,607
Net loss			-	-	-	(9,016,236)	(9,016,236)
Balance, December 31, 2008			29,001,739	2,899	53,495,490	(54,158,380)	(659,991)
Sales of common stock and warrants for cash, net			323,838	33	1,457,236	-	1,457,269
Sale of preferred stock for cash	257,222	$26	-	-	1,157,474	-	1,157,500
Common stock issued for services and accrued liabilities			262,936	27	1,183,180	-	1,183,207
Fair value of incentive stock issued			164,000	17	737,983	-	738,000
Fair value of warrants issued	-	-	-	-	13,398	-	13,398
Warrant distribution to cash investors	-	-	-	-	1,778,410	(1,778,410)	-
Net loss	-	-	-	-	-	(4,679,483)	(4,679,483)
Balance, December 31, 2009	257,222	$26	29,752,513	$2,976	$59,823,171	$(60,616,273)	$(790,100)

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2009	For The Year Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,679,483)	$(9,016,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80,384	14,756
Fair value of stock issued for services	1,880,707	1,103,854
Fair value of incentive stock grants	738,000	859,500
Fair value of warrants issued for services	13,398	1,226,607
Fair value of stock issued for media services	-	750,000

Changes in operating assets and liabilities:
Accounts receivable	(190,098)	-
Inventory	(662,609)	-
Prepaid expenses	(5,247)	(1,732)
Other assets	(1,200)	-
Accounts payable and accrued liabilities	(728,913)	744,929
Cash used in operating activities	(3,555,061)	(4,318,322)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of iPura systems equipment	(354,016)	(691,664)
Cash used in investing activities	(354,016)	(691,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related parties	200,000	200,000
Principal payments on notes payable– related parties	(100,000)	(200,000)
Proceeds from notes payable	938,000	-
Sale of preferred stock	1,157,500	-
Sale of common stock and warrants, net	1,457,269	4,735,732
Cash provided by financing activities	3,652,769	4,735,732

CHANGE IN CASH	(256,308)	(274,254)

CASH – BEGINNING OF YEAR	278,443	552,697

CASH – END OF YEAR	$22,135	$278,443

SUPPLEMENTAL DISCLOSURES
Interest paid	$52,325	$15,781
Non-cash financing transactions
Issuance of common stock for accrued liabilities	$697,500	$-

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2009 AND 2008

1.  NATURE OF BUSINESS

Global Food Technologies, Inc. (the “Company”, “we” or “us”) is a biotechnology company focused on food safety processes for the food processing industry by using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood and to make those products safer for human consumption. The Company has developed a process using its developed technology called the “iPura™ Food Processing System”. The Company’s ability to generate revenue will depend, among other things, on its ability to demonstrate the merits of the iPura™ system as well as brand development and establishing alliances with suppliers and vendors.  The Company generated revenues in 2009 and ceased being a development stage company.

The Company is a registrant under rules and regulations of the Securities and Exchange Commission and has not obtained a listing on any stock exchange.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities.  Sales began in the quarter ended September 30, 2009. Sales are nominal but recurring. At December 31, 2009, the Company has an accumulated deficit approximating $61,000,000 and negative cash flows from operations of approximately $3,600,000 for the year ended December 31, 2009. Additionally, the Company has negative working capital at December 31, 2009 and its ability to continue as a going concern is predicated on its ability to raise additional capital and achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our cash balance as of December 31, 2009, we estimate that we will need to raise additional capital in the amount of $5 million to cover our operating costs for fiscal year 2010 and obtain a significant line of credit to finance the “inventory” of iPura product. Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding.  We are exploring commercial and joint venture financing opportunities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Development Stage

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. However, in January 2009, the first iPura™ Food Processing System was installed in a processor’s facility in China and was tested and made operational. The first iPura™ labeled product, in a limited, initial-run quantity, was received into inventory in the US in June 2009 and sales began in July 2009. Accordingly, the Company is considered to have left the development stage and is now an operating company as defined by U.S GAAP.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Global Food Technologies, Inc. and its wholly-owned subsidiary iPura Food Distribution Company. All significant intercompany balances and transactions have been eliminated in consolidation.

iPura™ (formerly the “BEST”) Seafood Processing System – The iPura™ Seafood Processing System, the physical embodiment of our food processing technology, was completed, tested and available for commercial application (in a previous generation design) in 2005 and was capitalized at a construction cost of $3,157,111.  Design, testing and support costs involved were expensed. In 2005, mechanical and software upgrades were implemented to optimize the mechanical process. The improvements were so substantial that this prior model was deemed inappropriate for installation in customers’ processing facilities. As a result, the Company recorded an asset impairment charge of $3,157,111 for the year ended December 31, 2005.  Two subsequent models were developed with increased capacity and simplified operating and maintenance parameters. The last of these models has been deemed commercially viable and has been fabricated and installed at a processor in China and another larger design has been delivered to a processor in Vietnam. Design, testing and support costs incurred on these models through December 31, 2009 have been included in research and development costs.

Concentrations

We place our cash with high quality financial institutions, and at times balances may exceed the Federal Deposit Insurance Corporation $250,000 insurance limit.

We contract with a vendor in China and have established limited operations in China for production of our iPura Tilapia product.  Any disruption in China could have a material adverse effect on our operations.

One customer accounted for more than 10% of accounts receivable at December 31, 2009 and no customers accounted for more than 10% of accounts receivable at December 31, 2008.  Two customers accounted for more than 10% of sales for year ended December 31, 2009 and no customers accounted for more than 10% of sales for year ended December 31, 2008.

Accounts Receivable

Management develops an estimate of the allowance for doubtful accounts receivable based on the Company’s current economic circumstances, and its own judgment as to the likelihood of ultimate payment. The Company does not require collateral for trade accounts receivable. Management believes that at December 31, 2009 no allowance for doubtful accounts was necessary.  Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight line method based on the estimated useful lives of the assets, all estimated at five years. There are no capitalized leasehold improvements. Substantially all of the iPura systems equipment is located in China and Vietnam at December 31, 2009.

Long-lived Assets

We review long lived assets for events or changes in circumstances that indicate that their carrying value may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. No impairment charges were recorded for the years ended December 31, 2009 or 2008.

Patents and Trademarks

The Company has three U.S. patents that relate to proprietary technologies and has filed additional patent applications in both the U.S. and several foreign countries. The Company has registered the iPura™  brand name in the U.S. and has filed additional applications in several foreign countries for the iPura™  brand name.

Costs associated with patents and trademarks are not significant at December 31, 2009 and 2008.

Research and Development Costs

Research and development costs are expensed as incurred. Purchased materials that do not have an alternative future use and the cost to develop prototypes of production equipment are also expensed. Costs incurred in the fabrication, testing, installation of commercial systems are capitalized as long lived assets.

Income Taxes

We account for income taxes under the U.S. GAAP rules. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under U.S.GAAP, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, establishes a three-tier fair value hierarchy which prioritizes the inputs used in estimating fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of and for the years ended December 31, 2009 and 2008, the Company had no recurring or nonrecurring fair value measurements.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, and notes payable approximate their fair value as of December 31, 2009.  The fair value of the Company’s notes payable to related parties approximate their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company.

Loss Per Share

U.S. GAAP requires presentation of basic earnings (loss) per share (“Basic EPS”) and diluted earnings (loss) per share (“Diluted EPS”).  Basic earnings (loss) per share is computed by dividing  earnings (loss) available to common  stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects the potential  dilution,  using the treasury  stock method,  that could occur if securities or other contracts to issue common stock were  exercised  or  converted  into common stock or resulted in the issuance of common  stock that then shared in our earnings.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

There are 8,860,684 and 6,373,451 stock purchase warrants outstanding at December 31, 2009 and 2008, respectively, which were not used in the computation of loss per share as their effect would be antidilutive.

The Company has outstanding Series C preferred stock (see Note 7) which carries an undeclared cumulative dividend feature.  Since such stock was issued in late December 2009, cumulative undeclared dividends are not significant at December 31, 2009.

Stock-based Compensation

U.S. GAAP requires fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

Shares, warrants and options issued to non-employees for services are accounted for in accordance with U.S. GAAP whereby the fair value of such option and warrant grants is determined using the Black-Scholes Model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

Significant Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-6 "Improving Disclosures About Fair Value Measurements" (ASU 2010-6). The ASU amends Codification Topic 820 "Fair Value Measurements and Disclosures" to add new disclosure requirements for transfers into and out of Levels 1 and 2 fair value measurements, as well as separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. ASU 2010-6 also clarifies existing fair value disclosures regarding the level of disaggregation and inputs and valuation techniques used to measure fair value. ASU 2010-6 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU 2010-6 only adds new disclosure requirements and as a result, the Company does not expect its adoption to have an impact on its future financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3. TRADE AND EQUIPMENT FINANCING DEBT

As an alternative to commercial trade financing, leasing and factoring, we have instituted a program of issuing promissory notes, secured by inventory or iPura equipment systems, in series of maturities from one to three years with annual interest rates from 8.2% to 9%. The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory or equipment. As is typical of trade financing, the proceeds of sale of inventory by the Company upon collection will be prorated and be used to repay the financing. Equipment financing debt will be paid at maturity from working capital derived from the commercial operation of the equipment. At December 31, 2009, the Company owed $660,000 in trade financing debt and $152,000 in equipment financing debt, for a total of $812,000.

4. NOTES PAYABLE OTHER

In July, we borrowed $126,000 from a third party. The note has a one year term, bears annual interest of 5%, is unsecured and is convertible into common stock at any time at a price of $4.50 per share.  Additionally, 14,000 warrants were issued to the note holder valued at $13,398, charged to interest expense in the period. The warrants have an exercise price of $7.00 and a term of 3 years, and were valued under the Black-Scholes option pricing model using substantially the same assumptions as discussed below under notes payable to related parties (Note 5).

5. NOTES PAYABLE TO RELATED PARTIES

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

In April and May of 2006, we arranged for three loans aggregating $290,000 from a Director of the Company. Two of the loans aggregating $190,000 are demand loans and bear interest of 8%. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. Additional consideration for the three loans was approved by the Board in August 2006, in the form of warrants to purchase 29,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $40,803 based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 4.8%, an expected term of 2 years, and 0% dividend yield. In August 2006, we arranged for a fourth loan, a six month bridge loan, for $100,000 from the Director bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in May 2010. Such loans aggregating $290,000 are unsecured.

In January 2008, in recognition of the illiquidity of the loans and the availability of the bridge loans, a Director was awarded 78,000 shares of common stock valued at $351,000 in appreciation of his tolerance and patience in his financial support.

In January and May 2008, additional loans of $100,000 each were obtained from a Director by way of a margin loan from his broker. The notes were for 30 and 60 days, respectively, and were repaid at their due dates. Interest at 12% was payable to the brokerage account.

In March 2009, an additional $100,000 was borrowed from a Director on a note for 30 days bearing annual interest of 12%, and was repaid in 46 days. In November 2009, for the same 12% interest rate, the Company borrowed an additional $100,000 from such director, due on demand. Such loan is unsecured.

6. STOCKHOLDERS’ DEFICIT

Preferred Stock Issuance

We are authorized to issue 20,000,000 shares of Preferred Stock with a par value of $.0001. In 2001, 8,000,000 shares were designated “Series A” Preferred Stock and 2,440,540 shares were sold for cash to investors at prices ranging from $0.75 to $4.50 per share through 2005, and such shares were outstanding at December 31, 2004. During 2005, 40,000 shares were redeemed for $45,000 cash and 2,400,540 shares were converted into 2,400,540 shares of Common Stock. There is no Series A Preferred Stock outstanding.

In April 2009, we designated a Series B Preferred Stock and authorized the issuance of 1,000,000 shares at a par value of $.0001.  Also in April 2009, we issued 222,222 shares of such Series B Preferred Stock for $1,000,000 in cash.  The Series B had preferential rights in liquidation over common stock and was convertible into common stock at a conversion rate of $4.50 per share. In December 2009, the Series B Preferred Stock was converted to Series C Preferred Stock (below) on a share for share basis. There is no Series B Preferred Stock outstanding.

In October 2009, we designated a Series C Preferred Stock and authorized the issuance of 1,500,000 shares at a par value of $.0001. The Series C has preferential rights in liquidation over common stock at $4.50 per share and is convertible into common stock at a one to one conversion rate. There is mandatory conversion to common stock upon the earlier of certain events or five years. The Series C bears a dividend of 8% payable in cash upon declaration of the dividend by the Board of Directors and such accrued dividend shall be payable in cash only in the event working capital requirements permit. Each issued share is accompanied by two warrants to purchase common stock for a period of three years at an exercise price for the greater of $3.00 or 50% of the bid price on an approved public exchange or the most recent private offering price if there is no exchange. At December 31, 2009, there are 257,222 shares of Series C Preferred Stock issued and outstanding.

Since the Series C preferred shares were issued in late December 2009, cumulative undeclared dividends are not significant at December 31, 2009.

Common Stock Issuances

In 2006, we commenced a private placement of our securities to accredited investors in conformity with Rule 506 of Regulation D of the Securities Act of 1933, as amended. The initial form of offering consisted of 500,000 units, each unit consisting of two shares of Common Stock and one warrant to purchase one additional share of Common Stock for a maximum offering price of $4,500,000. Subsequently, the offering unit has been modified to include more warrants or less warrants, but the selling price remained constant at $4.50 per unit. In addition, we have conducted offshore sales of common stock at a purchase price of $4.50 per share, plus warrant coverage that varied from time to time, pursuant to Regulation S of the Securities Act of 1933, as amended.

In 2008, a total of 1,090,889 shares of common stock and 1,146,612 warrants to purchase common stock were issued in private placements for total proceeds of $4,735,623. All stock and unit sales were priced at $4.50 per share or unit.

In 2009, a total of 323,838 shares of common stock and 581,305 warrants to purchase common stock were issued in private placements for total proceeds of $1,457,269. All stock and unit sales were priced at $4.50 per share or unit.

Stock Incentive Plan

In November 2006, we adopted a stock incentive plan to incentivize employees and consultants with awards of stock options, stock appreciation rights and restricted stock grants. There are a maximum of 3,000,000 shares of Common Stock subject to award under the plan and the awards must be made at fair market value at the date of the award. Awards have been made as follows:

Year	Shares Issued	Value per share	Compensation expense	Number of Grantees
2006	530,000	$4.50	$2,385,000	26
2007	460,000	$4.50	$2,070,000	16
2008	191,000	$4.50	$859,500	11
2009	164,000	$4.50	$738,000	9

Through December 31, 2009, 1,345,000 shares have been granted and there are still 1,655,000 shares remaining available for grant under the plan.

The shares are fully vested and become transferable upon registration of the shares with the Securities and Exchange Commission or upon the development of a listing in a market initiated by us.

Officers and Directors Stock Compensation

The Board in its January 2008 meeting awarded stock to certain Directors. The continued faithful financial support by one Director in the form of loans when necessary without regard to payment at maturity was recognized by an award of 78,000 shares of common stock representing a 20% equity coverage on the aggregate amount loaned.  New independent Directors are granted an initial award upon joining the Board and therefore the new Director in 2007 was granted 25,000 shares of common stock. Another independent Director, granted an initial award of 8,333 shares in 2005, was granted an additional award of 16,667 shares of common stock to bring him to parity with the current level of initial Director compensation.

In 2008, an additional warrant to purchase common stock was granted to an officer in the amount of 200,000 shares. The warrant is fully vested at date of grant, and is exercisable at $7.00 per share, and has a term of 5 years. The warrants were determined to have a fair value of $289,200, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of none; expected volatility 50%; risk free interest rate 1.55%; expected term of 7 years.  Such fair value was charged to operations on the date of grant.

There were no grants of options or warrants to officers or Directors in 2009.

A summary of the status of these compensation arrangements is as follows:

	Shares	Weighted Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	500,000	$5.00
Granted	200,000	$7.00	5.0
Exercised
Forfeited or expired
Outstanding at December 31, 2008	700,000	$5.57	3.33
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2009	700,000	$5.57	2.75	$-
Exercisable at December 31, 2009	700,000	$5.57	2.75	$-

Warrants

At December 31, 2009, we had issued 8,930,684 warrants, exercisable from 2 to 5 years at $4.50 to $7.00, in conjunction with sales of common and preferred stock and awards for services.

In 2009, we extended the expiration date of the older warrants to December 31, 2011 without modifying the exercise price. These warrants were issued in conjunction with equity sales and therefore the adjustment was charged to paid in capital and had no income statement effect.  During 2008, we issued an additional 1,146,612 warrants exercisable at $7.00 for 3 years in connection with equity offerings.

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

During 2009, we issued an additional 136,859 warrants exercisable at $7.00 for 3 years in connection with our Common Stock offerings and 514,446 warrants exercisable at $3.00 for 3 years in connection with the Series C Preferred Stock offering.

In 2009, we issued 14,000 warrants as additional compensation for a loan. The warrants are exercisable for 3 years at $7.00 per share. The fair value of these warrants was $13,398, which was charged to interest expense. The Company used a Black-Scholes pricing model with the following weighted average assumptions to determine the fair value of the warrants: expected volatility of 50%, a risk-free interest rate of 1.50%, an expected term of 3 years, and 0% dividend yield.

During 2009, an equity program was implemented to reward stockholders, including indirect stockholders of our parent entity, for the longevity of their stock holdings since the Company has not provided public market liquidity.  The Company issued common stock warrants based on cash investment and time of investment to existing stockholders using December 31, 2008 as the date of record.  The award formula was to grant warrants to the stockholders in the amount of 2% of the share owned for each year or partial year of investment.  The warrants have a term of three years, expire in April 2012, and have an exercise price of $7.00.  A total of 1,891,928  warrants were issued under this program. The Company has accounted for these warrants as a dividend and recorded approximately $1,778,000 as a charge to accumulated deficit during 2009.  The $1,778,000 was based on the fair value of the warrants issued of $0.94 per warrant determined based on the Black Scholes pricing model with the following assumptions: expected volatility of 50%, a risk free interest rate of 1.0%, an expected term of 3 years, and no dividend yield.

At December 31, 2009, warrants outstanding were as follows:
	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at January 1, 2008	4,524,368	$5.19
Warrants granted	1,849,083	6.46
Warrants expired	-	-
Warrants outstanding at December 31, 2008	6,373,451	5.56
Warrants granted	2,557,233	7.00
Warrants expired	-	-
Warrants outstanding at December 31, 2009	8,930,684	$5.56

The following table summarizes information about warrants outstanding at December 31, 2009:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price
5,259,450	$4.50-7.00	2011	$5.43
2,707,234	$5.00-7.00	2012	$6.89
700,000	$5.00-7.00	2013	$5.57

64,000	$4.50	(1)	$4.50
200,000	$4.50	(2)	$4.50
8,930,684			$5.86
(1)	Expires two years after repayment of principal on notes giving rise to the warrants
(2)	Warrants expire 2 years after commencement of trading of common shares

8. MEDIA AGREEMENT

On September 30, 2005, we entered into a three year contract for media production and distribution services with Global Media Fund, LLC, which will provided nationally syndicated newspaper and radio features about us, our iPura food processing systems and food safety issues to 10,000 newspapers and 6,000 radio stations.  The total cost for the contract was $4,500,000, with $50,000 paid in 2005 in cash and the balance payable in common stock in varying amounts over thirty-six months.  For the year ended December 31, 2008, the Company recorded a marketing expense of $750,000 under this agreement.  No such expense was recorded for the year ended December 31, 2009 since the payment schedule was completed in 2008.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our headquarters and warehouse facilities in Hanford, California. We also lease an automobile for an officer and office equipment.  Future minimum lease payments required on these non-cancelable operating leases are as follows:

Year ended December 31,	Amount

2010	202,000
2011	143,000
2012	138,000
2013	138,000
2014	118,000
2015	-
$739,000
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

10. INCOME TAXES

We do not have significant income tax expense or benefit from inception through December 31, 2009.  Our tax net operating losses have resulted in a deferred tax asset with a 100% valuation allowance applied against such asset at December 31, 2009 and 2008.  Our tax net operating loss carryforward (“NOL”) approximates $32 million at December 31, 2009.  Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting gives rise to a deferred income tax asset at December 31, 2009 and 2008 as follows:

	2009	2008
Deferred tax asset –NOL’s	$12,657,000	$11,086,000
Less valuation allowance	$(12,657,000)	$(11,086,000)
Net deferred tax asset	$-	$-

The valuation allowance increased by $1,571,000 and $2,493,000 during the years ended December 31, 2009 and 2008, respectively.

A reconciliation of the effective income tax rate to the United States statutory income tax rate for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Tax benefit at the U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0%	34.0%
Effective income tax rate	-%	-%

The Company’s income tax returns may be subject to examination by federal and state taxing authorities. Because application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the accompanying financial statements could be changed at a later date upon final determination by taxing authorities. Management does not believe the Company has any uncertain income tax positions that could materially affect its financial statements at both the federal and state jurisdiction levels. The Company’s federal and state income tax returns remain open after filing for 3 years and 4 years, respectively.