Form 10-Q
period 2010-03-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2010-05-14
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 2010

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
Large accelerated filer ☐	accelerated filer ☐	non accelerated filer ☐	smaller reporting company ☒

Indicate by check mark whether registrant is a shell company  Yes☐  No☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of March 31, 2010
Common stock, par value $0.0001	29,787,417

GLOBAL FOOD TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	March 31, 2010 (Unaudited)	December 31, 2009
Current Assets
Cash	$138,002	$22,135
Accounts receivable	127,000	190,098
Inventory	715,276	662,609
Prepaid expenses	65,064	36,224
Total Current Assets	1,045,342	911,066

Fixed Assets – net	972,191	993,172

Other Asset	26,089	26,089

TOTAL ASSETS	$2,043,622	$1,930,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$730,899	$628,039
Accrued liabilities	632,387	514,388
Notes payable – related parties	640,000	640,000
Note payable – others	196,000	126,000
Notes payable – trade and equipment	842,000	812,000
Total Current Liabilities	3,041,286	2,720,427

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, Series A and B , none issued and outstanding, Series C, 382,946 and 257,222 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	38	26
Common stock, $.0001 par value, 100,000,000 shares authorized, 29,787,417 and 29,752,513 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2,979	2,976
Additional paid-in capital	60,545,982	59,823,171
Accumulated deficit	(61,546,663)	(60,616,273)
Total Stockholders’ Deficit	(997,664)	(790,100)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,043,622	$1,930,327

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Revenues	$321,324	$-
Cost of goods sold	331,064	-
Gross profit (loss)	(9,740)	-

Operating Expenses
Marketing	279,413	309,830
General and administrative	417,500	390,688
Research and development	174,920	172,116
Depreciation	20,981	21,130
Interest	27,836	10,800
Total Operating Expenses	920,650	904,564

NET LOSS	$(930,390)	$(904,564)

Loss per common share, basic and diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding, basic and diluted	29,769,965	29,109,410

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2009	257,222	26	29,752,513	2,976	59,823,171	(60,616,273)	(790,100)
Sales of common stock and warrants for cash	-	-	12,125	1	54,562	-	54,563
Sale of preferred stock for cash	125,724	12	-	-	565,746	-	565,758
Common stock issued for services	-	-	22,779	2	102,503	-	102,505
Net loss	-	-	-	-	-	(930,390)	(930,390)
Balance, March 31, 2010	382,946	$38	29,787,417	$2,979	$60,545,982	$(61,546,663)	$(997,664)

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For theThree Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(930,390)	$(904,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,981	21,130
Stock issued for services	102,505	755,496
Changes in operating assets and liabilities:
Accounts receivable	63,098	-
Inventory	(52,667)	-
Prepaid expenses	(28,840)	(33,809)
Other assets	-	(300)
Accounts payable and accrued liabilities	220,859	(337,961)
Cash used in operating activities	(604,454)	(500,008)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related parties	-	100,000
Proceeds from notes payable	100,000	-
Sale of preferred stock	565,758	-
Sale of common stock	54,563	213,541

Net cash provided by financing activities	720,321	313,541

CHANGE IN CASH	115,867	(186,467)

CASH – BEGINNING OF PERIOD	22,135	278,443

CASH – END OF PERIOD	$138,002	$91,976

SUPPLEMENTAL DISCLOSURES
Interest paid	$22,037	$-

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

1. Description and nature of the business, organization and basis of presentation.

Global Food Technologies, Inc. (the “Company”, “we” or “us”) is a biotechnology company focused on the development of food safety processes for the food processing industry by using its proprietary scientific processes to make commercially packaged seafood safer for human consumption and to increase the shelf life of those products. The Company has developed a process using its developed technology called the “iPura™ Food Processing System”. The Company’s ability to generate revenue will depend, among other things, on its ability to demonstrate the merits of the iPura™ system as well as brand development and establishing alliances with suppliers and vendors.  The Company has generated nominal revenues to date.

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities.  Sales began during the quarter ended September 30, 2009, however, minimal sales have been generated. At March 31, 2010, the Company has accumulated losses totaling $61,546,663, negative working capital of $1,995,944, and negative cash flows from operations of $604,454 for the quarter ended March 31, 2010. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 31, 2010.  The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. The condensed balance sheet as of March 31, 2010 and any related disclosures have been derived from the December 31, 2009 audited financial statements filed in the Company’s 2009 Form 10-K.

Accounting policies

Revenue Recognition

The Company recognizes revenues when all of the following conditions exist:  a) persuasive evidence of an arrangement exists; b) delivery has occurred or services have been rendered; c) the Company’s price to the buyer is fixed or determinable, and d) collectability is reasonably assured.  To date, all of the orders from our customers have met these criteria and therefore, the Company recognizes revenue when product is shipped to the customer.

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

Loss per common share

Loss per common share was computed using the weighted average number of shares of common stock outstanding during the period. Preferred stock, purchase options, and warrants were not used in the computation since their effect would be antidilutive.

Income taxes

The Company has no significant income tax expense or benefit for the periods presented due to its tax net operating loss carryforwards and related 100% deferred tax asset valuation allowance.

Inventory

   Inventory is stated at the lower of cost (first-in, first-out) or market.  Market is determined by comparison with recent sales or net realizable value

2. Inventory.

At March 31, 2010, inventory consists of frozen tilapia fish available for sale.  It is classified as finished goods and is recorded at delivered cost.

3. Trade and Equipment Financing Notes Payable.

As an alternative to commercial trade financing, leasing and factoring, we have instituted a program of issuing promissory notes, secured by inventory or iPura equipment systems, in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory or equipment. As is typical of trade financing, the proceeds of sale of inventory by the Company upon collection will be prorated and be used to repay the financing. Equipment financing debt will be paid at maturity from working capital derived from the commercial operation of the equipment. At March 31, 2010, the Company owed $690,000 in trade financing debt and $152,000 in equipment financing debt, for a total of $842,000.

4.  Notes Payable - others.

In July 2009, a note for $126,000 was entered into with a third party, independent of the trade and equipment financing debt program. The note has a one year term, bears interest of 5% and is convertible into common stock at any time at a price of $4.50 per share. The third party loaned an additional $70,000 in March 2010 on the same terms.

5. Notes Payable Related Parties.

On April 3, 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at eight percent (8%) per annum and is secured by all assets, including any intellectual assets, of the Company. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $49,245 based upon the Black-Scholes option pricing model. In July 2006, $100,000 of principal was repaid. The remaining balance of $250,000 is due on demand. The loan is guaranteed by the President of the Company.

In April and May of 2006, we arranged for two loans aggregating $190,000 from a Director, Gary Nielsen, of the Company. The loans bear interest of 8%. Additional consideration for the loans was approved by the Board in August 2006, in the form of warrants to purchase 29,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $40,803 based upon the Black-Scholes option pricing model. In August 2006, we arranged for an additional loan, a six month bridge loan, for $100,000 from the Director bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in May 2010 and is expected to be renewed. Such loans are unsecured.

In January and May 2008, additional loans of $100,000 each were borrowed from a Director. The notes were for 30 and 60 days respectively and were repaid at their due dates, Interest at 12% was payable to the brokerage account.

In September 2009, a director advanced $100,000 on a 30 day note bearing interest at 12% per annum. The note was not paid at maturity and continues in effect as a demand note.

6. Stockholders’ Deficit.

Preferred Stock Issuance.

In the three months ended March 31, 2010, we issued an additional 125,724 shares of Series C preferred stock and 251,448 warrants to purchase common stock in private placements for total proceeds of $565,758. All unit stock sales were at $4.50 per unit. All warrants are exercisable for three years at a price of the greater of $3.00 or 50% of the bid price on an approved public exchange or the most recent private offering price if there is no exchange.

The Series C has preferential rights in liquidation over common stock at $4.50 per share and is convertible into common stock at a one to one conversion rate. There is mandatory conversion to common stock upon the earlier of certain events or five years. The Series C bears a dividend of 8% payable in cash upon declaration of the dividend by the Board of Directors and such accrued dividend shall be payable in cash only in the event working capital requirements permit. Until such conditions are met, the dividends are not accrued. Each issued share is accompanied by two warrants to purchase common stock for a period of three years at an exercise price for the greater of $3.00 or 50% of the bid price on an approved public exchange or the most recent private offering price if there is no exchange. The cumulative, undeclared dividends were approximately $10,500 at March 31, 2010.

Common Stock Issuances.

We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations.

In the three months ended March 31, 2010, a total of 12,125 shares of common stock and 5,555 warrants to purchase common stock were issued in private placements for total proceeds of $54,563. All stock and unit sales were at $4.50 per share or unit. All warrants are exercisable at $7.00 and have a three year term.

In the three months ended March 31, 2010, a total of 22,779 shares of common stock were issued for services received from consultants totaling $102,505.

Warrants.

There are 9,187,687 warrants outstanding as of March 31, 2010.

The above securities were issued under exemption from Regulation under either Regulation D or S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Our iPura™ System is the physical on-site processing element of the  “iPura ™ Food Safety Program”, which combines various food safety elements described below. Our latest generation iPura™ System is designed to process seafood, with certain customization required for different types of seafood and the specific requirements of a given installation site.

In 2009, we completed the installation of our iPura™ System at a food processor located in China, Tongwei (Hainan) Aquatic Products Co., and began producing our first order of inventory and selling it in the United States.  We completed installation of another iPura™ System with a processor in Vietnam, Binh An Seafood Joint Stock Company, in early 2010, and expect production to begin at this facility by the end of the second quarter of 2010.   We also have a contract for the installation of our iPura™ System with Procint Ltda, a seafood processor in Chile.  Although this system has been fabricated, it has not yet been delivered or installed.

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura™ System. As of March 31, 2010, we have generated only nominal revenues and since inception we have incurred accumulated losses totaling $61,546,663 and have negative cash flows from operations of $604,454 for the quarter ended March 31, 2010. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system.

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

We plan to promote the iPuraTM brand utilizing a media and educational campaign focusing on the health and economic benefits of iPura™ treated products and the increased profit margins available to the entire distribution chain. GFT has entered into a media-buying agreement with its strategic partner Global Media Fund LLC. We believe that this strategy will allow us to gain exposure through articles published in a large variety of newspapers, news, wire services, as well as possible radio spots, web placements and social media networks.   GFT’s marketing campaign will begin with “Ask your grocer for iPura™”. Food safety is public health news and we anticipate that the iPura™ food safety brand will be publicized as news in media across the globe.

During the next 12 months, we will continue limited marketing to consumers, as well as continuing marketing efforts to processors and industry associations to create awareness of our iPura™ brand. Due to capital constraints, direct marketing efforts to consumers have been limited, other than articles placed by Global Media Fund LLC.

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

GFT has completed the China installation, and begun processing seafood at this facility, although in limited quantities to date.  Sales of seafood in the U.S. from this facility accounted for all of our sales to date. There is a second iPura™ System located at the processor in China that is available for future installation if sales levels require it. We have also completed installation of a larger iPura™ System with one processor in Vietnam.  This unit is not yet in production, although we expect it to be by the end of the second quarter of 2010.

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

Liquidity and Capital Resources

Historically, our sole source of cash has been the sale of equity to investors.  Although we expect to generate increased revenue from sales of seafood processed on our iPura™ Systems within the next 12 months, any funds generated from such sales during the next 12 months are not expected to cover our operating expenses.

Based on our cash balance as of March 31, 2010, we are in need of immediate additional financing to fund our current working capital requirements, including accounts payable.  Furthermore, we believe that we will need approximately $3 million to manufacture iPura™ Systems and cover operating expenses during the next 12 months, in addition to a line of creditor other financing to finance the inventory of iPura™  product.  As an alternative to a traditional commercial bank line of credit, we have implemented a program, described below, to finance inventory.  The amount of capital required will vary depending on a variety of factors, many of which are beyond our control.  We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.  Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding.

As of March 31, 2010, we had debt other than trade indebtedness in the ordinary course of business in the form of short term loans of $640,000 from a Director and a shareholder due on demand and a one year note from a third party in the amount of $196,000.  Currently, we do not have the ability or resources to repay such loans if a demand is made for repayment in full.

We have implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring.  This financing program consists of issuing promissory notes, secured by inventory, in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory. As is typical of trade financing, the Company’s collected sales proceeds will be allocated between trade financing debt payoff and the Company. At March 31, 2010, $690,000 in trade financing debt has been received.

In July 2009, we also implemented an equipment financing program based on the same structure as the trade finance program using short term notes secured by the installed iPura ™ equipment located in Vietnam. At September 30, 2009, $152,000 in equipment financing debt has been received.

We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. Since we have not located any commercial bank inventory financing, we are developing options for inventory debt financing with other private parties, as described in more detail above.  Successful inventory financing is a critical need in order for us to continue distributing our products and generating revenue.  We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of this financing will be favorable to us or our stockholders. We are exploring commercial and joint venture financing opportunities and relationships with potential processor/customers with sale and lease-back arrangements.

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

Results of Operations

Sales:

We began sales in July 2009 with nominal sales of $343,179 recorded for the year ended December 31, 2009. In the first quarter ended March 31, 2010, sales were $321,324, of which 65% were to Safeway, Inc., a large national chain. The remainder was to regional grocery distributors that sell to independent grocery stores and restaurants in many regions throughout the country. We anticipate an increase in volume from these existing customers and additional sales to new chains and distributors as they respond to our marketing programs. Our gross profit on these limited sales for the first quarter was a negative $9,740 or -3%. Whereas invoicing margins remained consistent from prior periods, increased warehousing and transportation costs included in cost of sales were not absorbed by the volume of sales activity. We anticipate that our gross margins will continue to be very small throughout the remainder of 2010, as we continue to roll out of products with extremely competitive, commodity-based pricing.  If we are successful in promoting our iPura brand and its benefits, we anticipate increasing our prices and gross profit margins in the future.

Expenses:

Our net loss for the first quarter ended March 31, 2010 was $930,390 compared to $904,564 for the previous quarter ended March 31, 2009, an increase of 3%. For the first quarter ended March 31, 2010, total expenses increased 2% over the comparable 2009 quarter, from $904,564 to $920,650.

The nominal increase is primarily attributable to a 7% increase in General and Administrative expenses the result of $103,000 non-cash charges to expense for issuance of equity securities but offset by a 10% reduction in Marketing expenses resulting from a reduction in print advertising. In both Marketing and General and Administrative expense categories, the level of activity and spending, net of non-cash equity costs, both decreased over the 2009 quarter with Marketing spending being $279,413 in 2010 and $309,830 in 2009, a 7% decrease and General and Administrative spending being $314,988, net of non cash equity charges, in 2010 and $390,688 in 2009, a 17% decrease. Research and Development expense remained constant with no new programs being undertaken. Depreciation expense remained constant with one iPura system having been installed but will increase as additional systems are installed. Interest expense increased 158% to service debt financing and is expected to increase substantially as the trade finance and equipment finance debt facilities are expanded. The cash used in operations increased 21% from $500,008 to $604,454 between the quarters ended March 31, 2009 and 2010, respectively, resulting from in increase in 2010 offsetting the reduction in 2009 of accounts payable and accrued liabilities used to fund operations.

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

Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.   Our primary material weakness has been due to our limited number of personnel and, therefore, segregation of duties.

Changes in Internal Control Over Financial Reporting

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

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

•	our ability to negotiate contracts and purchase orders with distributors and retailers;

•	our ability to obtain brand related premium pricing to yield an acceptable sales margin

•	risks related to inventory costs, shipping and handling and spoilage;

•	our ability to obtain one or more third-party manufacturers for our system components and other products;

•	the cost at which we will be able to have our system components and other products manufactured, if at all, and the time it will take to have our system components and other products manufactured;

•	our ability to obtain all required components for our systems on a timely basis and at the prices we anticipate;

•	whether our systems and products are viewed as providing the benefits we claim and whether these benefits are marketable by any customers we may seek to obtain;

•	our ability to enter into additional contracts with food processors, the time it takes for us to enter into any of these contracts and the licensing or pricing models we are able to implement;

•	our systems and products performing in the manner we expect in customer applications and without any material modifications;

•	our ability to obtain all necessary governmental approvals for our systems and other products, including all required import-exporter licenses and permits;

•	whether the introduction of the iPura™ brand will succeed in creating preferences with the consuming public;

•	whether we will be able to apply our technology to products other than fish or use our technology in any other fields;

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

In the three months ended March 31, 2010, a total of 12,125 shares of common stock and 5,555 warrants to purchase common stock were issued in private placements for total proceeds of $54,563. All stock and unit sales were at $4.50 per share or unit. All warrants are exercisable at $7.00 and have a three year term.

In the three months ended March 31, 2010, a total of 125,724 shares of preferred stock and 251,448 warrants to purchase common stock were issued in private placements for total proceeds of $565,758. All stock and unit sales were at $4.50 per share or unit. All warrants are exercisable for a three year term at a price of the greater of $3.00 or 50% of the bid price on an approved public exchange or the most recent private offering price if there is no exchange.

In the three months ended March 31, 2010, a total of 22,779 shares of common stock were issued for services to consultants. Related expense of approximately $102,505 was recorded as operating expenses in the quarter ended March 31, 2010.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three month period ended March 31, 2010, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4.   RESERVED

ITEM 5.  OTHER INFORMATION

(a)	Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

None

(b)	Item 407(c)(3) of Regulation S-K

During our fiscal quarter covered by this Quarterly Report on Form 10-Q, there have not been any material change to the procedures by which our security holders may recommend nominees to our Board of Directors.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1 (1)	Certificate of Amendment to Certificate of Incorporation dated August 18, 2005.
3.2 (2)	Certificate of Amendment to Certificate of Incorporation dated September 15, 2005.
3.3 (3)	Certificate of Designation of Rights, Preferences and Privileges – Series B Preferred Stock
3.4 (4)	Certificate of Designation of Rights, Preferences and Privileges – Series C Preferred Stock
3.5 (5)	Restated Certificate of Incorporation dated October 18, 2005.
3.6 (5)	Second Amended and Restated Bylaws as of August 31, 2005.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
‡	Furnished herewith

(1)	Filed on August 19, 2005 as an exhibit to our Report on Form 8-K and incorporated herein by reference.
(2)	Filed on October 6, 2005 as an exhibit to our Report on Form 8-K and incorporated herein by reference.
(3)	Filed on July 15, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.
(4)	Filed on December 11, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.
(5)	Filed on November 23, 2005 as an exhibit to our on Form 10-QSB and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: May 14, 2010	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: May 14, 2010	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)