Form 10-Q
period 2010-06-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2010-08-12
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 2010

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
Large accelerated filer ☐   accelerated filer ☐  non accelerated filer ☐  smaller reporting company ☒

Indicate by check mark whether registrant is a shell company  Yes☐  No☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:
Class	Outstanding as of June 30, 2010
Common stock, par value $0.0001	29,833,667

GLOBAL FOOD TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash	$72,432	$22,135
Accounts receivable	69,668	190,098
Inventory	582,200	662,609
Prepaid expenses	52,719	36,224
Total Current Assets	777,019	911,066

Fixed Assets – net	951,211	993,172

Other Asset	26,089	26,089

TOTAL ASSETS	$1,754,319	$1,930,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$635,895	$628,039
Accrued liabilities	881,413	514,388
Notes payable – related parties	640,000	640,000
Note payable – others	246,000	126,000
Notes payable – trade and equipment	967,000	812,000
Total Current Liabilities	3,370,308	2,720,427

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, Series A and B , none issued and outstanding, Series C, 399,613 and 257,222 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	40	26
Common stock, $.0001 par value, 100,000,000 shares authorized, 29,833,667 and 29,752,513 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2,983	2,976
Additional paid-in capital	60,829,099	59,823,171
Accumulated deficit	(62,448,111)	(60,616,273)
Total Stockholders’ Deficit	(1,615,989)	(790,100)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,754,319	$1,930,327

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$314,476	$-	$635,800	$-
Cost of goods sold	314,332	-	645,396	-
Gross profit (loss)	144	-	(9,596)	-

Expenses
Marketing	354,572	399,931	633,985	709,761
General and administrative	302,178	496,603	719,678	887,290
Research and development	188,899	174,140	363,819	346,256
Depreciation	20,981	17,292	41,962	38,422
Interest	34,962	14,038	62.798	24,838
Total Expenses	901,592	1,102,004	1,822,242	2,006,567

NET LOSS	$(901,448)	$(1,102,004)	$(1,831,838)	$(2,006,567)

Loss per common share, basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.07)

Weighted average common shares outstanding, basic and diluted	29,810,542	29,288,920	29,790,254	29,199,165

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2009	257,222	26	29,752,513	2,976	59,823,171	(60,616,273)	(790,100)
Sales of common stock and warrants for cash	-	-	12,125	1	54,562	-	54,563
Sale of preferred stock for cash	142,391	14	-	-	640,744	-	640,758
Common stock issued for services	-	-	69,029	6	310,622	-	310,628
Net loss	-	-	-	-	-	(1,831,838)	(1,831,838)
Balance, June 30, 2010	399,613	$40	29,833,667	$2983	$60,829,099	$(62,448,111)	$(1,615,989)

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,831,838)	$(2,006,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,962	38,422
Stock issued for services	310,628	227,273

Changes in operating assets and liabilities:
Accounts Receivable	120,430	-
Inventory	80,409	(86,782)
Prepaid expenses	(16,495)	(13,387)
Other assets	-	(300)
Accounts payable and accrued liabilities	374,880	(17,045)

Cash used in operating activities	(920,024)	(1,858,386)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	-	(146,956)

Net cash used in investing activities	-	(146,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	275,000	250,000
Sale of preferred stock	640,758	1,000,000
Sale of common stock	54,563	690,820

Net cash provided by financing activities	970,321	1,940,820

CHANGE IN CASH	50,297	(64,525)

CASH – BEGINNING OF PERIOD	22,135	278,443

CASH – END OF PERIOD	$72,432	$213,918

SUPPLEMENTAL DISCLOSURES
Interest paid	$48,200	$5,512
Non-cash financing transactions:
Issuance of common stock for accrued liabilities	$-	$697,500

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

1. Description and nature of the business, organization and basis of presentation.

Global Food Technologies, Inc. (the “Company”, “we” or “us”) is a biotechnology company focused on the development of food safety processes for the food processing industry by using its proprietary scientific processes to make commercially packaged seafood safer for human consumption and to increase the shelf life of those products. The Company has developed a process using its developed technology called the “iPura™ Food Processing System”. The Company’s ability to generate revenue will depend, among other things, on its ability to demonstrate the merits of the iPura™ system as well as brand development and establishing alliances with suppliers and vendors.  The Company has generated modest revenues to date.

Unreviewed Interim Financial Statements

Our interim financial statements as of June 30, 2010 and for the three and six months then ended have not been reviewed by our independent registered public accounting firm as required by SEC rules and regulations. The required review of such financial statements could not be completed without incurring undue hardship and expense and the Company will file an amended Form 10-Q for this period once the required review is completed.

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities.  Sales began during the quarter ended September 30, 2009, however, only modest sales have been generated and the Company has never earned a profit. At June 30, 2010, the Company has accumulated losses totaling $62,448,111, negative working capital of $1,615,989, and negative cash flows from operations of $920,024 for the quarter ended June 30, 2010. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 31, 2010.  The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. The condensed balance sheet as of June 30, 2010 and any related disclosures have been derived from the December 31, 2009 audited financial statements filed in the Company’s 2009 Form 10-K.

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

2. Inventory.

At June 30, 2010, inventory consists of frozen tilapia fish available for sale.  It is classified as finished goods and is recorded at delivered cost.

3. Trade and Equipment Financing Notes Payable.

As an alternative to commercial trade financing, leasing and factoring, we have instituted a program of issuing promissory notes, secured by inventory or iPura equipment systems, in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory or equipment. As is typical of trade financing, the proceeds of sale of inventory by the Company upon collection will be prorated and be used to repay the financing. Equipment financing debt will be paid at maturity from working capital derived from the commercial operation of the equipment. At June 30, 2010, the Company owed $815,000 in trade financing debt and $152,000 in equipment financing debt, for a total of $967,000.

4.  Notes Payable - others.

In July 2009, a note for $126,000 was entered into with a third party, independent of the trade and equipment financing debt program. The note has a one year term, has been renewed and is due July 2011, bears interest of 5% and is convertible into common stock at the option of the lender at any time at a price of $4.50 per share. The third party loaned an additional $70,000 in March 2010 and an additional $50,000 in June 2010, on the same terms.

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

In April and May of 2006, we arranged for two loans aggregating $190,000 from a Director, Gary Nielsen, of the Company. The loans bear interest of 8%. Additional consideration for the loans was approved by the Board in August 2006, in the form of warrants to purchase 29,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $40,803 based upon the Black-Scholes option pricing model. In August 2006, we arranged for an additional loan, a six month bridge loan, for $100,000 from the Director bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in November 2010 and is expected to be renewed. Such loans are unsecured.

In January and May 2008, additional loans of $100,000 each were borrowed from a Director, Gary Nielsen, with 12% annual interest rates.  The notes were for 30 and 60 days respectively and were repaid at their due dates.

In September 2009, a Director, Gary Nielsen, advanced $100,000 on a 30 day note bearing interest at 12% per annum. The note was not paid at maturity and continues in effect as a demand note.

6. Stockholders’ Deficit.

Preferred Stock Issuance.

In the three months ended June 30, 2010, we issued an additional 16,667 shares of Series C preferred stock and 33,333 warrants to purchase common stock in private placements for total proceeds of $75,000. All unit stock sales were at $4.50 per unit. All warrants are exercisable for three years at a price of the greater of $3.00 or 50% of the bid price on an approved public exchange or the most recent private offering price if there is no exchange.

The Series C has preferential rights in liquidation over common stock at $4.50 per share and is convertible into common stock at a one to one conversion rate. There is mandatory conversion to common stock upon the earlier of certain events or five years. The Series C bears a dividend of 8% payable in cash upon declaration of the dividend by the Board of Directors and such accrued dividend shall be payable in cash only in the event working capital requirements permit.  Until such conditions are met, the dividends are not accrued. Each issued share is accompanied by two warrants to purchase common stock for a period of three years at an exercise price for the greater of $3.00 or 50% of the bid price on an approved public exchange or the most recent private offering price if there is no exchange. The cumulative, undeclared dividends were approximately $22,200 at June 30, 2010.

Common Stock Issuances.

We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations.

In the three months ended June 30, 2010, there were no sales of common stock for cash.

In the three months ended June 30, 2010, a total of 46,250 shares of common stock were issued for services received from consultants totaling $208,124.

Warrants.

There are 9,221,020 warrants outstanding as of June 30, 2010.

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

In 2009, we completed the installation of our iPura™ System at a food processor located in China, Tongwei (Hainan) Aquatic Products Co., and began producing our first order of inventory and selling it in the United States.  We completed installation of another iPura™ System with a processor in Vietnam, Binh An Seafood Joint Stock Company, in early 2010, and expect production to begin at this facility by the end of the fourth quarter of 2010, subject to our ability to raise adequate capital and secure purchase orders.   We also have a contract for the installation of our iPura™ System with a seafood processor in Chile.  Although this system has been fabricated, it has not yet been delivered or installed.

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura™ System. As of June 30, 2010, we have generated only modest revenues and since inception we have incurred accumulated losses totaling $62,448,111 and have negative cash flows from operations of $920,024 for the quarter ended June 30, 2010. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system.

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

We plan to promote the iPuraTM brand utilizing a media and educational campaign focusing on the health and economic benefits of iPura™ treated products and the potentially increased profit margins available to the entire distribution chain. GFT has entered into a media-buying agreement with its strategic partner Global Media Fund LLC. We believe that this strategy will allow us to gain exposure through articles published in a large variety of newspapers, news, wire services, as well as possible radio spots, web placements and social media networks.   GFT’s marketing campaign will begin with “Ask your grocer for iPura™”. Food safety is public health news and we anticipate that the iPura™ food safety brand will be publicized as news in media across the globe.

During the next 12 months, we will continue limited marketing to consumers, as well as continuing marketing efforts to processors and industry associations to create awareness of our iPura™ brand. Due to capital constraints, direct marketing efforts to consumers have been limited, other than articles placed by Global Media Fund LLC.

Processor and Distribution Agreements

We have executed contracts for the installation of our iPura™ Systems with four seafood processors, two in Vietnam, one in China and one in Chile.  The installations have been completed at the processor in China and with one of the processors in Vietnam.   All of the current agreements are structured pursuant to our “importer” model (see our Annual Report on Form 10-K for more details), with our wholly-owned subsidiary, iPura Food Distribution Company (IFD) responsible for ordering and purchasing the seafood from the processors, and then importing and distributing the seafood products to retailers or other distributors.  IFD has also signed agreements with the same four processors outlining the exclusive purchase terms.  As detailed below, as of June 30, 2010, we have only commenced processing seafood with one of these four processors.

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

GFT has completed the China installation, and begun processing seafood at this facility, although in limited quantities to date.  Sales of seafood in the U.S. from this facility accounted for all of our sales to date. There is a second iPura™ System located at the processor in China that is available for future installation if sales levels require it. We have also completed installation of a larger iPura™ System with one processor in Vietnam.  This unit is not yet in production, although we expect it to be by the end of the fourth quarter of 2010.

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

Based on our cash balance as of June 30, 2010, we are in need of immediate additional financing to fund our current working capital requirements, including accounts payable.  Furthermore, we believe that we will need approximately $3 million to manufacture iPura™ Systems and cover operating expenses during the next 12 months, in addition to a line of creditor other financing to finance the inventory of iPura™  product.  As an alternative to a traditional commercial bank line of credit, we have implemented a program, described below, to finance inventory.  The amount of capital required will vary depending on a variety of factors, many of which are beyond our control.  We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.  Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding.

As of June 30, 2010, we had debt other than trade indebtedness in the ordinary course of business in the form of short term loans of $640,000 from a Director and a shareholder due on demand and three one year notes from a third party in the amount of $246,000.  Currently, we do not have the ability or resources to repay such loans if a demand is made for repayment in full.
We have implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring.  This financing program consists of issuing promissory notes, secured by inventory, in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory. As is typical of trade financing, the Company’s collected sales proceeds will be utilized to service this debt. At June 30, 2010, $815,000 in trade financing debt has been received.

In July 2009, we also implemented an equipment financing program based on the same structure as the trade finance program using short term notes secured by the installed iPura ™ equipment located in Vietnam. At June 30, 2010, $152,000 in equipment financing debt has been received.

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

Results of Operations

Sales:

We began sales in July 2009, with sales of $343,179 recorded for the year ended December 31, 2009. In the first quarter ended March 31, 2010, sales were $321,324, of which 65% were to Safeway, Inc., a large national chain. In the second quarter ended June 30, 2010, sales were $314,476, of which 39% were to Safeway. The remaining sales were to regional grocery distributors that sell to independent grocery stores, food service distributors and restaurants in many regions throughout the country. We anticipate an increase in volume from these existing customers and additional sales to new chains and distributors as they respond to our marketing programs. Our gross profit on these limited sales for the first six months was a negative $9,596 or -1.5%. Whereas invoicing margins remained consistent from prior periods, increased warehousing and transportation costs included in cost of sales were not absorbed by the volume of sales activity. We anticipate that our gross margins will continue to be very small throughout the remainder of 2010, as we continue to roll out of products with extremely competitive, commodity-based pricing.  If we are successful in promoting our iPura brand and its benefits, we anticipate increasing our prices and gross profit margins in the future.

Expenses:

Our net loss for the quarter ended June 30, 2010 was $901,448 compared to $1,102,004 for the previous quarter ended June 30, 2009, a decrease of 18% due to fewer non cash expense charged to general and administrative expenses described below. For the six months ended June 30, 2010, net loss decreased 9% over the comparable 2009 six month period, from $2,006,567 to $1,831,838 for the same reason as the decrease in the three month periods.

The decreases in net loss between both the three and six months comparative periods are primarily attributable to decrease in General and Administrative expenses the result a general decrease in spending especially for legal and travel but also including a reduction of  non-cash charges to expense for issuance of equity securities. The overall decrease also includes an approximate 10% reduction in marketing expenses resulting from a reduction in print advertising and collateral materials between both the comparable periods. Research and Development expense remained fairly constant between both comparative periods, decreasing 5% between the six month periods, with no new programs being undertaken. Depreciation expense remained fairly constant, increasing 9% between the six month periods,  with only one iPura system having been installed and depreciated but will increase as additional systems are installed. Interest expense increased approximately 150% in both comparative periods reflecting the increase debt levels  and is expected to increase substantially as the trade finance and equipment finance debt facilities are expanded. The cash used in operations increased by approximately 50% from $1,858,386 to $920,024 between the six month periods ended June 30, 2009 and 2010, respectively, resulting from a substantial  increase in 2010 of accounts payable and accrued liabilities used to fund operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Customer and Supplier Concentration

Our revenue for the quarter ended June 30, 2010 was derived from a limited number of  customers, with approximately 39% of our total revenue attributable to one customer, Safeway, Inc.  We expect this customer concentration to continue in the short-term as we seek to expand our sales with Safeway, Inc, but anticipate that customer concentration will eventually begin to decline if we are able to expand our customer base and effectively market and brand iPura.

All of our inventory for the quarter ended June 30, 2010 was derived from one supplier at its processing plant in China.  As described above, subject to financial resources and obtaining purchase orders, we anticipate purchasing and processing additional inventory from another supplier located in Vietnam by the fourth quarter of 2010.   Therefore, we anticipate continued dependence upon a very small number of suppliers.  The future loss of any major customer or supplier could have a material adverse effect on our business, financial condition and results of operations.

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

We note that a variety of factors could cause our actual results and future experiences to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The risks and uncertainties that may affect our operations, performance, development and results include, but are not limited to, the following:

•	whether we will be able obtain additional financing to continue or expand operations and to finance inventory costs, and the terms on which we will be able to obtain this financing, if at all;

•	whether our initial system installation will perform as expected in commercial applications;

•
our ability to obtain any commercial financing to allow us to purchase seafood inventory for processing in our iPura™ System, and to obtain such financing in amounts required and on commercially reasonable terms;

•	our dependence on a small number of customers and suppliers;

•	our ability to negotiate contracts and purchase orders with distributors and retailers;

•	our ability to obtain brand related premium pricing to yield an acceptable sales margin;

•	risks related to inventory costs, shipping and handling and spoilage;

•	our ability to obtain one or more third-party manufacturers for our system components and other products;

•	the cost at which we will be able to have our system components and other products manufactured, if at all, and the time it will take to have our system components and other products manufactured;

•	our ability to obtain all required components for our systems on a timely basis and at the prices we anticipate;

•	whether our systems and products are viewed as providing the benefits we claim and whether these benefits are marketable by any customers we may seek to obtain;

•	our ability to enter into additional contracts with food processors, the time it takes for us to enter into any of these contracts and the licensing or pricing models we are able to implement;

•	our systems and products performing in the manner we expect in customer applications and without any material modifications;

•	our ability to obtain all necessary governmental approvals for our systems and other products, including all required import-exporter licenses and permits;

•	whether the introduction of the iPura™ brand will succeed in creating preferences with the consuming public;

•	whether we will be able to apply our technology to products other than fish or use our technology in any other fields;

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

In the three months ended June 30, 2010, a total of 16,667 shares of preferred stock and 33,333 warrants to purchase common stock were issued in private placements for total proceeds of $75,000. All stock and unit sales were at $4.50 per share or unit. All warrants are exercisable for a three year term at a price of the greater of $3.00 or 50% of the bid price on an approved public exchange or the most recent private offering price if there is no exchange.

In the three months ended June 30, 2010, a total of 46,250 shares of common stock were issued for services to consultants. Related expense of approximately $208,124 was recorded as operating expenses in the quarter ended June 30, 2010.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three month period ended March 31, 2010, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets. However, as noted above under “Liquidity and Capital Resources” in Part I, Item 2, we have certain notes that are due upon demand, and we do not currently have the resources to repay such notes if demands for immediate payment in full were made.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1 (1)	Certificate of Amendment to Certificate of Incorporation dated August 18, 2005.

3.2 (2)	Certificate of Amendment to Certificate of Incorporation dated September 15, 2005.

3.3 (3)	Restated Certificate of Incorporation dated October 18, 2005.

3.4 (3)	Second Amended and Restated Bylaws as of August 31, 2005.

3.5 (5)	Restated Certificate of Incorporation dated October 18, 2005

3.6 (5)	Second Amended and Restated Bylaws as of August 31, 2005

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
‡	Furnished herewith

(1)	Filed on August 19, 2005 as an exhibit to Global Food’s Report on Form 8-K and incorporated herein by reference.
(2)	Filed on October 6, 2005 as an exhibit to Global Food’s Report on Form 8-K and incorporated herein by reference.
(3)	Filed on November 23, 2005 as an exhibit to Global Food’s Report on Form 10-QSB and incorporated herein by reference.
(4)	Filed on December 11,2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference
(5)	Filed on November 23, 2005, as an exhibit to our Form 10-QSB and incorporated herein by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: August 12, 2010	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: August 12, 2010	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)