Form 10-Q
period 2010-09-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2010-11-15
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    SEPTEMBER 30, 2010

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
Large accelerated filer ☐   accelerated filer ☐  non accelerated filer ☐  smaller reporting company ☒

Indicate by check mark whether registrant is a shell company  Yes☐  No☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:
Class	Outstanding as of September 30, 2010
Common stock, par value $0.0001	30,062,811

GLOBAL FOOD TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash	$150,733	$22,135
Accounts receivable	71,783	190,098
Inventory	274,334	662,609
Prepaid expenses	27,136	36,224
Total Current Assets	523,986	911,066

Fixed Assets – net	930,229	993,172

Other Asset	22,689	26,089

TOTAL ASSETS	$1,476,904	$1,930,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$480,912	$628,039
Accrued liabilities	782,885	514,388
Notes payable – related parties	640,000	640,000
Note payable – others	246,000	126,000
Notes payable – trade and equipment	975,297	812,000

Total Current Liabilities	3,125,094	2,720,427

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, Series A and B , none issued and outstanding, Series C, 399,613 and 257,222 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	40	26
Common stock, $.0001 par value, 100,000,000 shares authorized, 30,062,811 and 29,752,513 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3,006	2,976
Additional paid-in capital	61,654,823	59,823,171
Accumulated deficit	(63,306,059)	(60,616,273)
Total Stockholders’ Deficit	(1,648,190)	(790,100)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,476,904	$1,930,327

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$297,455	$15,247	$933,255	$15,247
Cost of goods sold	291,783	13,585	937,178	13,585
Gross profit (loss)	5,672	1,662	(3,923)	1,662

Expenses
Marketing	272,986	339,008	906,971	1,048,769
General and administrative	290,287	341,430	1,009,965	1,228,721
Research and development	238,292	229,409	602,113	575,664
Depreciation	20,981	20,981	62,943	59,403
Interest	41,074	36,605	103,871	61,443
Total expenses	863,620	967,433	2,685,863	2,974,000

NET LOSS	$(857,948)	$(965,771)	$(2,689,786)	$(2,972,338)

Loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.09)	$(0.10)

Weighted average common shares outstanding, basic and diluted	29,948,239	29,413,416	29,842,915	29,270,582

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2010
 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2009	257,222	$26	29,752,513	$2,976	$59,823,171	$(60,616,273)	$(790,100)
Sales of common stock and warrants for cash	-	-	221,213	22	805,035	-	805,057
Sale of preferred stock for cash	142,391	14	-	-	640,744	-	640,758
Common stock issued for services	-	-	89,085	8	385,873	-	385,881
Net loss	-	-	-	-	-	(2,689,786)	(2,689,786)
Balance, September 30, 2010	399,613	$40	30,062,811	$3,006	$61,654,823	$(63,306,059)	$(1,648,190)

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,689,786)	$(2,972,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,943	59,403
Stock issued for services	385,881	261,020
Warrants issued for services	-	13,398

Changes in operating assets and liabilities:
Accounts receivable	118,315	(8,774)
Inventory	388,275	(473,132)
Prepaid expenses	9,088	(64,514)
Other assets	3,400	(1,200)
Accounts payable and accrued liabilities	121,370	374,587

Cash used in operating activities	(1,600,514)	(2,811,550)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	-	(320,268)

Net cash used in investing activities	-	(320,268)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related parties	-	100,000
Proceeds from notes payable	283,297	728,000
Sale of preferred stock	640,758	1,000,000
Sale of common stock	805,057	1,130,996

Net cash provided by financing activities	1,729,112	2,958,996

CHANGE IN CASH	128,598	(172,822)

CASH – BEGINNING OF PERIOD	22,135	278,443

CASH – END OF PERIOD	$150,733	$105,621

SUPPLEMENTAL DISCLOSURES
Interest paid	$79,633	$21,978
Non-cash financing transactions:
Issuance of common stock for accrued liabilities	$-	$697,500

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

1. Description and nature of the business, organization and basis of presentation.

Global Food Technologies, Inc. (the “Company”, “we” or “us”) is a biotechnology company focused on the development of food safety processes for the food processing industry by using its proprietary scientific processes to make commercially packaged seafood safer for human consumption and to increase the shelf life of those products. The Company has developed a process using its developed technology called the “iPura™ Food Processing System”. The Company’s ability to generate increased revenue will depend, among other things, on its ability to demonstrate the merits of the iPura™ system as well as brand development and establishing alliances with suppliers and vendors.  The Company has generated modest revenues to date.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities.  Sales began during the quarter ended September 30, 2009; however, only modest sales have been generated and the Company has never earned a profit. At September 30, 2010, the Company has accumulated losses totaling $63,306,059, negative working capital of $2,601,108, and negative cash flows from operations of $1,600,514 for the quarter ended September 30, 2010. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 31, 2010.  The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. The condensed consolidated balance sheet as of December 31, 2009 and any related disclosures have been derived from the December 31, 2009 audited financial statements filed in the Company’s 2009 Form 10-K.

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

2. Inventory.

At September 30, 2010, inventory consists of frozen tilapia fish available for sale.  It is classified as finished goods and is recorded at delivered cost.

3. Notes Payable - Trade and Equipment

As an alternative to commercial trade financing, leasing and factoring, we previously instituted a program of issuing promissory notes, secured by inventory or iPura equipment systems, in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. As of September 30, 2010, the equipment financing program has been discontinued and the remaining equipment financing debt of $97,000 has been converted to trade financing debt. The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory or equipment. As is typical of trade financing, the proceeds from sale of inventory by the Company upon collection will be prorated and be used to repay the financing. At September 30, 2010, the Company owed $975,297 in trade financing debt.

4.  Notes Payable - Others.

In July 2009, we borrowed $126,000 from a third party. The note has a one year term, has been renewed and is due July 2011, bears interest at 5% and is convertible into common stock at the option of the lender at any time at a price of $4.50 per share. The third party loaned an additional $70,000 in March 2010 and an additional $50,000 in June 2010, on the same terms as the original note.

5. Notes Payable Related Parties.

On April 3, 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at 8% per annum and is secured by all assets, including any intellectual assets, of the Company. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two  years from the date of repayment. The Company determined the fair value of the warrants to be $49,245 based upon the Black-Scholes option pricing model. In July 2006, $100,000 of principal was repaid. The remaining balance of $250,000 is due on demand. The loan is guaranteed by the President of the Company.

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

In September 2009, Gary Nielsen advanced $100,000 on a 30 day note bearing interest at 12% per annum. The note was not paid at maturity and continues in effect as a demand note.

6. Stockholders’ Deficit.

Preferred Stock Issuance.

During the three months ended September 30, 2010, there were no issuances of preferred stock.. During the nine months ended September 30, 2010, we issued 142,391 shares of preferred stock for total proceeds of $640,758.

Common Stock Issuances.

We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations.

In the three months ended September 30, 2010, a total of 209,088 shares of common stock and 207,488 warrants to purchase common stock were issued in private placements for total proceeds of $750,495.

In the nine months ended September 30, 2010, a total of 221,213 shares of common stock and 213,043 warrants to purchase common stock were issued in private placements for total proceeds of $805,057.

All stock and unit sales ranged between $3.50 to $4.50 per share or unit. All warrants are exercisable at $7.00 and have a three year term.

During the three months ended September 30, 2010, a total of 20,056 shares of common stock were issued for services received from consultants totaling $75,253.

During the nine months ended September 30, 2010, at total of 89,085 shares of common stock were issued for services totaling $385,881.

Warrants.

There are 9,428,508 warrants outstanding as of September 30, 2010 exercisable from 2 to 5 years at $4.50 to $7.00, in conjunction with sales of common and preferred stock and awards for services.

The warrants were issued under exemption from Regulation under either Regulation D or S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

7. Subsequent Event

In October 2010, an existing shareholder offered a large subscription for common stock if it was available at a discount from the previous offering price. Considering the Company’s cash position and the amount of the offer, sale of Common Stock was consummated for 250,000 shares at a price of $2.25 per share. Cash proceeds of $562,500 were immediately received. There were no costs associated with the stock sale and no warrants to purchase common stock were issued.

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

In 2009, we completed the installation of our iPura™ System at a food processor located in China, Tongwei (Hainan) Aquatic Products Co., and began producing our first order of inventory and selling it in the United States.  We completed installation of another iPura™ System with a processor in Vietnam, Binh An Seafood Joint Stock Company, in early 2010, and expect production to begin at this facility by the end of the fourth quarter of 2010, subject to our ability to raise adequate capital and secure purchase orders.   We also had a contract for the installation of our iPura™ System with a seafood processor in Chile who has gone out of business.  The system for Chile has been fabricated but was never delivered or installed. It is anticipated that the Chile processor will be installed in Vietnam in a second processing facility.

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura™ System. As of September 30, 2010, we have generated only modest revenues and since inception we have incurred accumulated losses totaling $63,306,059, negative working capital of $2,601,108, and negative cash flows from operations of $1,600,514 for the quarter ended September 30, 2010. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system.

The Company is executing its marketing strategy by promoting the iPura™ brand to food processors and industry associations as the world’s first food safety label. In 2008, we commenced limited marketing of the iPura™ brand to consumers.  The iPura™ seal is anchored with a descriptive and lasting slogan: “The Highest Standard in Food Safety™”. We believe our marketing program may achieve the following benefits:

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

Currently, most of our retail sales, such as at grocery stores, are made to customers without any prominent iPura™ branding. We hope to improve point-of-sale branding, as well as increase industry and consumer awareness of the iPura™ brand as resources permit.  During the next 12 months, we will continue limited marketing to consumers, as well as continuing marketing efforts to processors and industry associations to create awareness of our iPura™ brand.  Due to capital constraints, direct marketing efforts to consumers have been limited, other than articles placed by Global Media Fund LLC.

Processor and Distribution Agreements

We have executed contracts for the installation of our iPura™ Systems with four seafood processors, two in Vietnam, one in China and one in Chile. The processor in Chile has gone out of business and there are no current plans to find a Chilean replacement. The installations have been completed at the processor in China and with one of the processors in Vietnam. All of the current agreements are structured pursuant to our “importer” model (see our Annual Report on Form 10-K for more details), with our wholly-owned subsidiary, iPura Food Distribution Company (IFD) responsible for ordering and purchasing the seafood from the processors, and then importing and distributing the seafood products to retailers or other distributors. IFD has also signed agreements with the same processors outlining the exclusive purchase terms. As detailed below, as of September 30, 2010, we have only commenced processing seafood with one of these processors.

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

Based on our cash balance as of September 30, 2010, we are in need of immediate additional financing to fund our current working capital requirements, including accounts payable.  Furthermore, we believe that we will need approximately $5 million to manufacture iPura™ Systems and cover operating expenses during the next 12 months, in addition to securing a line of credit or other financing to finance the inventory of iPura™  product.  As an alternative to a traditional commercial bank line of credit, we have implemented a program, described below, to finance inventory.  The amount of capital required will vary depending on a variety of factors, many of which are beyond our control.  We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.  Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding.

As of September 30, 2010, we had debt other than trade indebtedness in the ordinary course of business in the form of short term loans of $640,000 from a Director and a shareholder due on demand and three one year notes from a third party in the amount of $246,000.  Currently, we do not have the ability or resources to repay such loans if a demand is made for repayment in full.

We have implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring.  This financing program consists of issuing promissory notes, secured by inventory, in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory. As is typical of trade financing, the Company’s collected sales proceeds will be utilized to service this debt. At September 30, 2010, $878,297 in trade financing debt has been received.

In July 2009, we also implemented an equipment financing program based on the same structure as the trade finance program using short term notes secured by the installed iPura ™ equipment located in Vietnam. At September 30, 2010, the remaining $97,000 in equipment financing debt was converted to trade financing.

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

Results of Operations

Sales:

We began sales in July 2009, with sales of $343,179 recorded for the year ended December 31, 2009. In the quarter ended March 31, 2010, sales were $321,324, of which 65% were to Safeway, Inc., a large national chain. In the quarter ended June 30, 2010, sales were $314,476, of which 39% were to Safeway. During the quarter ended September 30, 2010, sales were $297,455, none of which are attributable to Safeway. The remaining sales were to regional grocery distributors that sell to independent grocery stores, food service distributors and restaurants in many regions throughout the country. While we expect sales to Safeway to resume, the non-Safeway sales have continued to increase quarterly. We anticipate an increase in volume from these existing customers and additional sales to new chains and distributors as they respond to our marketing programs. Our gross loss on these limited sales for the first nine months was $3,923 or -0.4%. Whereas invoicing margins remained consistent from prior periods, increased warehousing and transportation costs included in cost of sales were not absorbed by the volume of sales activity. We anticipate that our gross margins will continue to be very small throughout the remainder of 2010, as we continue to roll out of products with extremely competitive, commodity-based pricing.  If we are successful in promoting our iPura brand and its benefits, we anticipate increasing our prices and gross profit margins in the future.

Expenses:

Our net loss for the quarter ended September 30, 2010 was $857,948 compared to $965,771 for the comparable quarter ended September 30, 2009, a decrease of 11% due to fewer non cash expense charged to general and administrative expenses described below. For the nine months ended September 30, 2010, net loss decreased 10% over the comparable 2009 nine month period, from $2,972,338 to $2,689,786 for the same reason as the decrease in the three month periods.

The decreases in net loss between both the three and nine months comparative periods are primarily attributable to an approximate 17% decrease in General and Administrative expenses the result a general decrease in spending especially for legal and travel but also including a reduction of  non-cash charges to expense for issuance of equity securities. The overall decrease also includes an approximate 16% reduction in marketing expenses resulting from a reduction in print advertising and collateral materials between both the comparable periods. Research and Development expense remained fairly constant between both comparative periods, increasing 5% between the the nine month periods and 4% between the three month periods with no new programs being undertaken.

Depreciation expense remained constant between the three month periods, increasing 6% between the nine month periods,  with only one iPura system having been installed and depreciated but will increase as additional systems are installed. Interest expense increased approximately 70% between the nine month comparative periods reflecting the increased debt levels and is expected to increase substantially as the trade finance debt facility is expanded. The cash used in operations decreased by approximately 43% from $2,811,550 to $1,600,514 between the nine month periods ended September 30, 2009 and 2010, respectively, resulting from a substantial decrease in 2010 of inventories and accounts receivable.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Customer and Supplier Concentration

Our revenue for the nine months ended September 30, 2010 was derived from a limited number of  customers, with approximately 35% of our total revenue attributable to one customer, Safeway, Inc.  We expect this customer concentration to continue in the short-term as we seek to expand our sales with Safeway, Inc, but anticipate that customer concentration will eventually begin to decline if we are able to expand our customer base and effectively market and brand iPura.

All of our inventory for the quarter ended September 30, 2010 was derived from one supplier at its processing plant in China.  As described above, subject to financial resources and obtaining purchase orders, we anticipate purchasing and processing additional inventory from another supplier located in Vietnam by the fourth quarter of 2010.   Therefore, we anticipate continued dependence upon a very small number of suppliers.  The future loss of any major customer or supplier could have a material adverse effect on our business, financial condition and results of operations.

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

During the three months ended September 30, 2010, a total of 20,056 shares of common stock were issued for services to consultants. Related expense of approximately $75,253 was recorded as operating expenses in the quarter ended September 30, 2010.

During the three months ended September 30, 2010, a total of 209,088 shares of common stock and 207,488 warrants to purchase common stock were issued in private placements for total proceeds of $750,495.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three month period ended September 30, 2010, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets. However, as noted above under “Liquidity and Capital Resources” in Part I, Item 2, we have certain notes that are due upon demand, and we do not currently have the resources to repay such notes if demands for immediate payment in full were made.

ITEM 4.   REMOVED AND RESERVED

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

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: November 15, 2010	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: November 15, 2010	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)