Form 10-K
period 2010-12-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2011-03-31
CIK 1122108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ❒ Yes          ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes       ❒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☐ [Not applicable to smaller reporting companies]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ❒ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was $29,953,373.

At February 28, 2011, the number of shares outstanding of the registrant’s Common Stock, $.0001 par value per share, was 30,628,415.

DOCUMENTS INCORPORATED BY REFERENCE
None.

GLOBAL FOOD TECHNOLOGIES, INC.
INDEX TO
ANNUAL REPORT FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

Item		Page
Number	Description	Number
	PART I

1	Business	2
1A	Risk Factors	16
1B	Unresolved Staff Comments	17
2	Properties	17
3	Legal Proceedings	17
4	[Reserved]	18

	PART II

5	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
6	Selected Financial Data	19
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
7A	Quantitative and Qualitative Disclosures About Market Risk	28
8	Financial Statements and Supplementary Data	28
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
9A	Controls and Procedures	28
9B	Other Information	29

	PART III

10	Directors, Executive Officers and Corporate Governance	30
11	Executive Compensation	34
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
13	Certain Relationships and Related Transactions and Director Independence	38
14	Principal Accountant Fees and Services	39

	PART IV

15	Exhibits, Financial Statement Schedules

	Signatures	42

PART I.

ITEM 1.  BUSINESS

Business of the Company

Overview

Global Food Technologies, Inc., a Delaware corporation, (“GFT”, “we”, “our” or the “Company”) is a life sciences company focusing on (1) the commercialization of food safety applications for our proprietary scientific food processing technologies, which are currently focused on increasing the quality and value of commercially packaged seafood (and may later expand to poultry and other meats), substantially extending their shelf-life and making these products safer for human consumption by reducing disease-causing bacteria; (2) our iPura® Food Safety and Quality Assurance Service Program (“The iPura® Program”), which is a comprehensive food safety and quality assurance program focused on  the execution of extraordinary food safety measures at the source of food production to increase the safety and quality of the food; (3) the promotion and sales of food products that have been treated under the iPura® Program and bear our iPura® consumer food safety seal; and (4) licensing of the iPura seal.

The iPura Program represents the commercialization of our technologies and on-site food safety and quality service program. iPura is represented in the marketplace as a stand alone retail brand and as a private label brand manufacturer. Both are backed by our iPura Program and its related technologies and systems. The centerpiece of the iPura Program is microbial intervention technologies (non-thermal) and system hardware, installed in the processing facility to apply an “organic clean step” prior to packaging. There is no use of heat, high pressure, irradiation, chlorine, or other harmful chemicals. The result is cleaner, safer and better tasting seafood.

The iPura seal is a guarantee that the food has been packaged by our on-site team as part of The iPura Program, which assures a hands-on, continuous role in the product’s safety, quality and delivery.  We employ full-time food safety and quality assurance supervisors including a microbiologist at each site.  We don’t own the farms or processing facilities but we initiate cleaner food at the source by contracting with the best of the best in raw materials and processing plants and then we raise the bar by going on-site with our people, our technologies, and our equipment to conduct a clean step prior to packaging.   After our organic clean step, we affix our iPura seal on the individually vacuum packed fish fillets to communicate to consumers the valued added safety and quality assurance precautions that were taken to protect their health and well being. iPura seafood products make a commitment to sustainability of the oceans as iPura is involved in responsible aquaculture, which  helps ease the pressure on ocean stocks.

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

In the year ended December 31, 2010, two customers, Safeway, Inc. and Inland Seafood, Inc. accounted for more than 10% of our sales.  We expect this customer concentration to continue in fiscal year 2011 as we anticipate continued business with these customers, although we are actively pursuing our business plan to increase our sales and customer base and decrease such concentration over the long term.

We expect to convince large retailers to exclusively source iPura labeled products to protect their own brand. In our vision, an established leader would enthusiastically “champion” the iPura® brand by promoting the iPura® logo next to its name on their product packaging, with the iPura® seal also displayed on the individually wrapped fillets inside the package (“iPura® inside”). This would communicate to customers that the retailer it is doing everything possible to improve food safety, food quality and sustainability of natural resources. Our value proposition to retailers is that sourcing iPura products will allow the retailer to increase control & trust of foreign suppliers, protect their brand and company image, and increase sales with repeat purchases due to superior products. Our private label program is a cost plus price model, with iPura earning a gross profit per pound with full transparency on cost of raw materials, the iPura® Program, logistics ands a gross profit for iPura.  In this model, the retailer knows exactly what they are paying for.  We believe that by convincing one of the industry leaders to promote iPura, it will start a movement by other large retailers to source iPura to protect their own brand.  We believe that with this endorsement there will be industry validation, followed by awareness, respect, media coverage, prestige, and increased revenue.

We spent $921,658 and $1,258,516 on continued research and development during the  years ended December 31, 2010 and December 31, 2009, respectively.  Our iPura® Seafood Processing System and iPura® Program have been commercialized and are now operational.  Our other technologies for other food products remain in various stages of research and development.  We do not anticipate expanding our technologies to additional products, or spending any significant research and development funds on such potential additional products during 2011, as our current focus is on successfully commercializing and further implementing our seafood applications.

Our business plans described in this Annual Report remain subject to modification from time to time at the discretion of management and are further subject to various risks and uncertainties, some of which are described in Part I, Item 1A of this Annual Report.

We have focused our development efforts on products based on our technologies and methods  designed to significantly reduce the presence of salmonella, campylobacter, and other bacterial pathogens found in processed seafood by treating those products with the food safety technologies and methods under  the iPura® Program.  We believe that using our proprietary, low-cost technologies designed to sharply reduce the presence of dangerous and often lethal pathogens in seafood and significantly increase the shelf-life and commercial value of these products, we could create a new paradigm in food safety. All of our current commercialization efforts are focused on seafood, although the Company anticipates ultimately developing applications for poultry and meat products as well.  GFT’s technological solutions can help food processors increase the quality, safety, and economic value of their products by reducing or eliminating the waste and liability associated with the distribution of contaminated food, and by increasing product shelf life. This could help the distribution chain avoid losses, protect their reputation, gain new customers, avoid losing customers, and increase their profits by meeting consumer demand for cleaner and safer food. Our iPura™ seal is a tool that communicates to consumers that extraordinary measures went into the food safety practices in an effort to reduce their chances of contacting a foodborne illness due to pathogenic contamination. In our private label segment, the retailer will earn the credit from their customers for sourcing cleaner and safer products.

Through on-site surveys at processing facilities in North America, South America, Asia, and Europe, GFT management has determined that a non-thermal pathogenic “kill step” prior to packaging is missing in the seafood industry. This is the opportunity for GFT’s technology. GFT has invented the “kill step” that management believes is absent in seafood processing. GFT developed the iPura® Seafood System (“The iPura® System”) by commercializing its proprietary technology platform and its “kill-step” process which capitalize on GFT’s expertise in cellular biology and a method combining low pressure, water, flow rate, distance, speed, dwell time and an environmentally friendly organic antimicrobial solution to mitigate disease causing bacteria (pathogens) and other spoilage organisms, without affecting the texture, color, taste, or nutritional value of the product.

GFT provides the technology, the equipment and personnel for the pathogenic “kill step”, as part of an on-site food safety service. GFT systems are installed in food processors’ facilities at the end of the processing line. The iPura® System is comprised of large stainless steel spray systems with associated subsystems, operated with a controlled environment.  The “kill step” is performed by GFT personnel operating the iPura® System, immediately prior to packaging.  After the sanitization, GFT places its “iPura®” logo (seal) on the package. The seal serves to identify food products that have a higher level of safety and quality.

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

Time temperature indicators (TTI’s) are incorporated into each shipment of product.  These small tabs, when activated, take a physical temperature reading every five minute interval for a period of 60 days.  Loaded into the shipping container in various coordinate locations to create a full temperature profile of the product in the container at the production site while the product is stocked, these monitor the temperature and handling conditions of the product on its journey from the production site, to the ports, as ocean freight, and finally into domestic warehousing.  The TTI’s are retrieved from the warehouse and sent to corporate offices where data is retrieved in a plotted Excel spreadsheet fashion to validate safe handling and transportation of iPura products.

Traceability is an important issue in the food industry and becoming further required in greater detail through legislative action.  The ability to identify the source of any consumed food product is critical for risk mitigation and corrective actions.  Web-based commercial traceability portal systems, such as TraceRegister used in the iPura program, allow for real time input of information from each production batch and lot as it is retrieved from a pond or fishery and follows the journey of the product as it reaches the consumers.  Identification of all individuals in the food handling chain from farm to fork develops accountability reinforcing responsibility in creating a safe food supply.

Commercialization

We have identified four price-per-pound revenue models. In each model, GFT will provide the daily on-site service to maintain control of The Highest Standard in Food Safety.

A. Service and Sales – Under this model, GFT is currently acting as the exclusive importer of iPura-labeled products through its wholly-owned subsidiary, iPura Food Distribution Company (“IFD”). GFT carries out the service, sales, marketing and management, while IFD manages the logistics. We believe that this “importer” model will (1) provide the opportunity for GFT to exercise varying degrees of control over the early supply, marketing, distribution and price-per-pound of iPura-labeled products; (2) provide GFT the opportunity to capture reasonable and customary gross profit margins commonly earned by importers; (3) provide GFT the opportunity to command and capture a premium price for iPura-labeled product through negotiated sales in the marketplace; (4) provide GFT the opportunity to increase demand for iPura-labeled product both domestically and internationally; and, (5) provide GFT the opportunity to negotiate private label brand manufacturing contracts to protect the private labels of large food retailers with iPura treated food products.  This service and sales model, requires significant additional capital and/or commercial financing for inventory, and will also subject GFT to any risk of loss for unsold inventory or spoilage.

B. Private Label Brand Manufacturing - Under this model, GFT is currently negotiating with large retailers to act as their private label brand manufacturer and importer of iPura-labeled products which are produced to the customer’s specifications and packaged under the customer’s label. It is the intention of management to convince the customer to display the iPura seal on the packaging along with  their brand name (as discussed earlier).  GFT has proposed a cost plus model to eliminate price negotiations due to market fluctuations. The final price of the product to the retailer is the sum of (1) cost of raw materials and processing; (2) costs of executing the iPura Program on-site; (3) cost of storage and transportation logistics; and, (4) a gross profit for GFT / IFD based on a licensing fee per pound. Under this model, we may have to extend payment and credit terms to the private label customers, and therefore, this model also requires additional capital to finance inventory and related costs until payment is received from customers.

C. Service and Licensing – Under this proposed model, GFT would bill a price-per-pound charge to the food processor for (1) the daily on-site iPura food safety service and (2) the right, under license, to affix the iPura seal on a package containing product processed through the iPura system. This model provides GFT with lower required capital costs and avoids the need for us to arrange inventory financing.  Thus, this model is designed to produce faster and greater scalability, although it precludes GFT from earning potentially higher profits from the premium that we believe iPura branded products may be able to command in the marketplace. GFT may use this model in circumstances where growth in processing volume exceeds our ability to finance and manage inventory, especially if regional licensees are contracted (as discussed below).

D. Regional License – Management believes that if GFT is successful in both models discussed above, it could create demand for a fourth revenue model that would envision the licensing of strategic “partners” to support the expansion of iPura in large international consumer markets such as China, Japan, and Europe.  If we implement such regional licenses of our iPura technology and programs, the licensees could then utilize our technology on a regional basis through either of the two revenue models discussed above.  Utilizing regional licenses could accelerate growth and allow us to increase brand awareness and market share, as well as reduce the capital resources required by GFT to implement such expansions.  GFT could implement such regional licenses based on a royalty fee, or pursuant to a joint-venture model with such third-party licensees.

GFT has elected to initially enter the market utilizing the “importer” model, as described in “A” above. Based on our initial market research and experience, we believe that this model may provide superior margins and allow us to reach profitability in the shortest course. GFT anticipates utilizing each model to maximize revenue, based on market conditions. The “importer” model allows GFT to prove our business model to seafood processors, as we will be responsible for generating consumer interest and demand for our products, re-selling the iPura processed seafood products, and negotiating pricing and margins with retailers and distributors. GFT management believes it will convince a major retailer to contract with iPura for its own private label which could result in publicity and media coverage that could increase demand for iPura for its retail brand and private label business and ultimately create demand for regional licenses.  The primary drawback to this approach is the additional capital that is required to purchase, ship and store the inventory until sales have been made and funds received from buyers.

We are proceeding to validate our iPura brand and business model through sales in the U.S. markets. Thereafter, GFT intends to pursue the opportunity to create growth by adding more food products and by licensing strategic partners to distribute iPura-labeled products internationally, thereby creating additional streams of recurring revenue. GFT has had discussions with a strategic partner that has experience in and pathways to the food sector in China, where the middle class has over 100 million consumers and continues growing.  Studies indicate the Chinese middle class are as concerned with food safety as consumers in the U.S., Japan and the European Union. Licensing agreements can support substantially increased and faster growth, since they allow sales and marketing to be carried out on the infrastructures of allied partners or licensees.  We believe that there will be other opportunities and potential strategic alliances in Europe, Japan, South Korea and other Asian countries, and we are beginning market research in consumer markets in Brazil and India as well. However, these are long term goals and we do not expect any revenue to be derived from any such markets within the next 12 months.

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

The U.S. Centers for Disease Control and Prevention (CDC) estimates that one in six Americans is stricken with some form of food poisoning each year.  These 48 million food poisoning cases result in more than 128,000 hospitalizations and 3,000 deaths in America annually.

In terms of medical costs and productivity losses, food-borne illnesses associated with seven major pathogens cost the nation between $7 billion and $37 billion annually, according to USDA’s estimates (See: Food Safety: Overview of Federal and State Expenditures, U.S. General Accounting Office, GAO-01-077, February 2001, available at www.gao.gov/new.items/d01177.pdf).

We believe that the food processing industry has a critical need for a pathogen-elimination step prior to final packaging. Making seafood (with future potential expansion to poultry and other meats) safer for human consumption, while at the same time improving the quality and substantially extending shelf-life when being marketed to consumers, is the objective of the iPura Program. Promoting the iPura Program and growing sales of the iPura Brand and our Private Label business is the primary objective of the Company.

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

Distributing defective food can irreparably harm a company’s reputation and bottom line. iPura adds value by satisfying consumer demand for cleaner and safer sustainable seafood. With iPura sealed products, we believe that companies can safeguard public health, protect their brand image, extend product shelf-life, reduce spoilage, mitigate liabilities and increase sales. We believe that iPura® will be at the top of the class for customers who want the best product and a validation point that demonstrates they are sourcing the highest standards in food safety and food quality and acting responsibly to sustain the natural resources of the oceans and planet.

Our Products and Services

The FDA has reported that up to 85% of the seafood consumer in America comes from overseas. In launching our technology commercially, we have concentrated first on developing products for use by foreign seafood processors, where management believes the danger is highest, thus giving us the greatest likelihood of market acceptance by processors, grocers and consumers.  The overall strategy begins with initiating cleaner food at the source through use of the iPura™ system and iPura food safety program.

The iPura program builds in controls from the start that are designed to combat foodborne hazards and prevent contaminants from entering the food supply.  iPura integrates patented technologies with a varied combination of organic antimicrobial agents and proprietary delivery systems that perform non-thermal microbial interventions (or “organic clean-steps” or “kill steps”) prior to packaging, with additional safety and quality controls throughout the distribution chain.

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

We have established, and successfully registered the iPura® trade mark to identify products processed by the iPura™ Seafood Processing System. The registrations for the iPura mark have issued in the United States, Chile, the EU, Hong Kong, Iceland, Japan, Mexico, Norway, Peru, Taiwan, Thailand, Vietnam, China (PRC) and India.  The iPura® trade mark applications remain pending in Brazil and Canada.

The iPura seal is a guarantee that Global Food Technologies’ personnel provided continuous daily on-site food safety services at the seafood processor’s facility. It is the expectation of management that buyers will recognize iPura as the world’s first food safety seal backed by insurance throughout the distribution chain against regulatory rejection and product recall, and we believe consumers will ultimately recognize the seal as a mark of excellence signifying the iPura slogans “The Highest Standard in Food Safety” and “Cleaner, Safer Food”.

Our management believes that consumers are willing to pay a premium for value added food safety, and we believe that we can create additional demand for our products by educating buyers about the benefits of food products bearing the iPura™ seal.  Currently, we are advertising on a limited basis in industry publications.

To date, we have tested our technology primarily on seafood products, including actual seafood product supplied by our potential customers.  Application of our technology to poultry and other foods will require significant additional research and development..  Development work has begun on a novel antimicrobial compound for all iPura products but is expected to be especially cost effective for poultry products. Internal testing has demonstrated that our system is effective against bacterial pathogens and spoilage microorganisms, such as salmonella, campylobacter and E. coli.  However, our technology is not designed or intended to, and does not have, any effect on viral or genetically transmitted diseases, such as “mad cow disease” or avian flu, and we have no present intent to expand our science into that area.  Our management has studied food safety issues extensively, and believes that the largest numbers of deaths resulting from food-borne illnesses are attributable to bacterial pathogens, and we are committed to focusing on the food safety issues associated with those specific illnesses, at least for the near future.

Benefits of our technology over other technologies include the following:

•	our “kill step” method does not affect the size, weight, texture, taste, smell, appearance or nutritional value of the seafood products treated by it;

•	our systems are scalable to suit the output level of each individual processor;

•	installation can be made at little upfront cost to the seafood processor, if they adopt our model where we charge service and licensing fees based on volume; and

•	our method is clean, safe to use, and environmentally friendly, because it does not rely on caustic chemicals or radiation to eliminate pathogens and spoilage organisms in the treatment process.

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

While our current research and development efforts have been focused almost exclusively on the seafood markets, subject to the availability of sufficient resources, we intend to commence scientific research activities on applying our technology to new organic antimicrobial agents as well as research on other meat products, including poultry and pork.  Due to resource limitations, we currently have only limited research and development on going at this time.

Distribution and Marketing Plan

Management has determined it is commercially feasible to create recurring revenue streams through service, sales, and licensing to capitalize on the potential of our proprietary technologies, market opportunities and human resources. We have identified four price-per-pound revenue models and in each model, GFT will provide the daily on-site service to maintain control of The Highest Standard in Food Safety and Quality. The models are discussed in detail above, in the “Overview” section.

We are proceeding to validate iPura with sales in the U.S. markets through the “importer model”. This has allowed the iPura brand to gain a limited amount of market recognition which management believes will lead to important private label brand manufacturing sales.  After the private label business has gained traction, GFT intends to pursue the opportunity to create growth by adding more food products and by licensing strategic partners to distribute iPura-labeled products internationally, thereby creating additional streams of recurring revenue.

Market entry begins with the most popular aquaculture products: tilapia, striped pangasius (swai), catfish, salmon, and shrimp. Farmed tilapia and swai are available now, guaranteed to have been processed with the iPura® food safety and quality interventions and daily oversight described below:

1.	iPura on-site food safety and quality assurance team

2.	Chlorine free “organic clean step”

3.	Proprietary delivery systems IP

4.	Continual testing against foodborne hazards

5.	Protection against cross contamination (IVP)

6.	Temperature monitoring (TTI)

7.	Traceability (TraceRegister)

8.	Security authentication against counterfeiting & fraud

9.	Product insurance throughout the distribution chain

10.	Independent third-party certification (GFSI benchmarked schemes)

The focus of distribution is now on the private label business. The Company believes that with the validation of iPura sales through the “importer model” it will reach an agreement with a large retailer that will validate iPura as a private label brand manufacturer.

The iPura marketing materials that target large distributors and retailers make a point that iPura® promotes their brand by differentiating their product from all others in the marketplace.  The materials point out that iPura® addresses brand protection and critical food safety and quality assurance issues at a level unmatched in the industry.  The centerpiece of the iPura® Food Safety and Quality Assurance Program are microbial intervention technologies (non-thermal) and system hardware, installed in the processing facility to incorporate an “organic clean step” prior to packaging. There is no use of heat, high pressure, irradiation, chlorine, or other harmful chemicals. The result is cleaner, safer and better tasting seafood. They further explain that iPura® contracts with premier aquaculture producers to assure a high quality product starting-point for raw materials. Our supply and processing partners contribute with committed ownership and management, independent certification and large state-of-the-art facilities. iPura® supplies the technology including our proprietary on-site equipment and antimicrobial agents that are FDA-approved and on the USDA organic registry. Inside the plant, our technicians execute the iPura® microbial kill-step interventions prior to packaging. Our on-site microbiologists validate product and conduct environmental monitoring periodically throughout the production day. Marketing materials also point out that today’s consumers expect a higher degree of food safety and most believe that not enough is being done to protect their health. The iPura® seal represents the highest standards in food safety, quality, and sustainability.

iPura markets a compelling case as best in class for retailers who actively pursue superior products. The iPura® label  provides a validation point that demonstrates that the retailer is sourcing the highest standards in food safety and food quality, and acting responsibly to sustain the natural resources of the planet.  A private label agreement could provide the retailer or large distributor with continuous benefits:

1.	Protection of brand & company image

2.	Control & trust of foreign suppliers

3.	Increase repeat purchases with superior products

4.	Pricing based on a cost plus model – with full transparency

5.	Continuity of supply

6.	Consumer communication label: food safety, quality and sustainability

7.	Sales support & advertisement

A critical aspect of our business model is to promote our technology and the iPura™ seal in the United States.  We are in the process of educating large grocery chains, distributors, restaurants, and consumers about the risks of food-borne pathogens in seafood, and the health and economic benefits that our technologies can produce.  Beginning in the 4th quarter of 2008, iPura has been advertised in various industry publications in an effort to reach the seafood buyers and influencers. These publications include: Seafood Business, Seafood International, Intrafish, GAA Magazine, Progressive Grocer, Chef and Food Safety Magazine.

One of the most important direct marketing opportunities of the year is presented at the International Boston Seafood Show, held in March of 2011.  iPura had a large presence and was supported by graphics, brochures and members of our sales and marketing team. Meetings were held with top executives from our target prospect list as well as interviews with media to promote the iPura brand and private label business.  Management believes that once a major retailer champion’s iPura to protect their brand, there will be a dramatic increase of authored articles that discuss the prudence of iPura’s on-site food safety and quality services and it will create a spike in publicity that will propel the Company’s sales.  We believe that this direct approach to large distributors and retailers, combined with media coverage and a limited amount of consumer marketing will result in sales growth that fulfills company objectives.

The Company is using various aspects of Social Media to publicize iPura within industry and directly to consumers. Management has developed and implemented a comprehensive Social Media (SM) campaign focused primarily on the following core tools: Facebook, Twitter, YouTube and Blogger.  Secondary channels such as Digg, FourSquare and a handful of others have been registered and used sparingly to date, allowing management to concentrate its efforts on the core set of sites most frequented by iPura's targeted audience.  Each of the channels has inherent strengths and limitations that have been identified and used to formulate a strategy that is consistent, coherent and effective.  The creation of awareness, respect and desire that result in sales of iPura product is the sole motivator behind the SM campaign.

SM tools grant individual companies unprecedented power, flexibility and options.  Traditional Public Relations and Marketing still apply, and those campaigns gain additional traction and mileage when integrated into iPura's Social Media channels.  All campaigns by iPura originating in print media, television, radio or the internet are or will be promoted on each SM feed in concert with their timing and objectives.  Additionally, SM campaigns may stand alone and be tailored to the particular strengths of an individual SM site, and deliver measurable results.  Lead generation, prospect list building, competition monitoring, customer relations, brand messaging, loyalty building, research, Search Engine Optimization (SEO), public relations, B2B/B2C sales and marketing are the key benefits derived by Management's deliberate approach.

We believe our marketing program achieves the following benefits:

•	The science and marketing connect well with world food safety issues.

•	The iPura™ label is a tool which communicates that exceptional food safety measures have been taken to protect consumer health.

•	The label serves to identify food products that have a higher level of safety and quality.

•	GFT has filed trade marks for its brand and slogan in every major food producing and food consuming nation.

•	Trade marks are listed on the primary registry at the USPTO and internationally.

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

To promote the iPura™ seal to consumers in a cost-effective manner, our contract with Global Media Fund, LLC, described in previous reports, will be a component of our consumer-based marketing plan. Their operating company, News USA, places articles describing applications of the iPura™ seal and technology in various newspapers throughout the U.S. There have been an increasing number of articles with varied distribution. One article released in May of 2010 had 112 placements in newspapers, in this case predominately in Boston. Chicago, National City, CA and Corpus Christi, TX, with a total readership of 2,774,886.  In addition, they released the same article on the internet with 19 placements at websites with 7,829,347 unique visitors. Each placement is unique in distribution and consumer draw. In addition, we have developed descriptive brochures and educational materials that are on display at various supermarkets where seafood with the iPura™ seal is sold.

Processor and Production Agreements

We are now operating iPura systems under two installation and supplier agreements, one in China and one in Vietnam. GFT operates one system at each location and has a third system on standby in China awaiting further orders for iPura labeled products. China is currently producing tilapia fillets, the only source of revenue.  Vietnam is scheduled to begin production of pangasius/swai (a catfish) in the second quarter of 2011.  A third agreement for an installation and operations in a shrimp factory has not been fulfilled due to limited resources. We had an agreement with a company in Chile that has gone out of business due to problems in Chile with the ISA virus that has devastated the salmon aquaculture production in that region. A fourth system has not been allocated to a production goal and will be installed as needed.  Management is reviewing its options in Chile as well as Alaska for salmon and trout production, and in the US for Catfish production.

All of the current agreements are structured pursuant to our “importer” model (model “A” as described in Part I, Item 1 “Business”), with our wholly-owned subsidiary, iPura Food Distribution Company (IFD) responsible for ordering and purchasing the seafood from the processors, and then importing and distributing the seafood products to retailers or other distributors.  IFD has also signed agreements with the processors outlining the exclusive purchase terms.  Under these agreements, GFT is generally responsible for the cost of manufacturing, fabricating and installing the iPura™ System at the processors’ facilities, with the processors providing power and utility connections and certain other operating expenses.

Under these agreements, our iPura™ System is installed in the processing line at the processors’ facilities.  Our iPura™ System is operated and supervised by GFT personnel, at GFT’s expense.  Seafood processed through our iPura™ System is then packaged and labeled with our iPura seal.  IFD has the exclusive rights to buy and distribute the seafood processed with our iPura™ System and the processors therefore cannot sell such seafood to any other customers or distributors, or otherwise use our iPura™ System for any other seafood processing. The agreements have terms that range from one to three years from the date of completion of the installation of our iPura™ System at the respective processor’s facility.  IFD has obtained most favored nations pricing with respect to seafood purchased under all of the agreements. None of the agreements have any minimum purchase requirements for IFD, although one agreement has a target volume schedule, with potential increases to the per pound seafood price if such targets are not met.

The following is a discussion of existing production of iPura labeled products:

China

On January 30, 2009, the first iPura system became operational in Tongwei (Hainan) Aquatic Products Co., a major seafood processing facility in the PRC. Our first commercial product was iPura labeled tilapia and this product has been sold in the U.S. under the “importer model” described earlier.  All production to date has been produced by a single iPura system with a second system on-site as standby for the anticipated growth. Management anticipates further contracting and operations throughout 2011 and beyond. China is important because it is the world’s largest producer and exporter of seafood products, including tilapia.

Vietnam

Global Food Technologies has installed an iPura system in Binh An Seafood Joint Stock Company, a large pangasius (swai) producer in Vietnam and has trained an iPura on-site food safety and quality assurance team and is now operational and will be ready for orders in Q1 2011.  Management anticipates large orders throughout 2011 from several large U.S. retailers.

GFT identified Vietnam as a prime target market for its pathogen elimination technology.  There are a number of contributing factors to the high priority given Vietnam.  Some of those contributing factors are:

•	Seafood is one of the leading export industries in Vietnam.

•	The U.S. is a large importer of Vietnamese Swai and Shrimp

•
Vietnam has a tremendous need for pathogen elimination systems.  They have had a number of import rejections and retentions.. As part of our market differentiation, we carefully selected a state-of-the-art processor in Vietnam for the installation of our iPura System.

•	Vietnam recognizes the safety and quality issues confronting their industry and desires to improve their seafood quality and global reputation.

•	Vietnam is a participant in the World Trade Organization.

Management’s current estimate of the date that further installations may be completed is subject to a number of assumptions and variables and is subject to change. In all cases, completion of further installations is subject to GFT obtaining sufficient capital to finance the fabrication of the iPura™ System and installation costs.

Production of iPura Systems

Our commercialization team consisted of seasoned experts with high-level engineering and production experience. They have had success working together as a team while working on several major projects, including NASA’s Galileo project.  This team evaluated our last prototype, and then they designed and supervised the manufacture of our new equipment, including the systems and subsystems that were part of the first iPura system installation in China and Vietnam. GFT’s system is now easy to operate and maintain, and scalable for volume. Upon receipt of adequate funding, we plan to sign contracts for the manufacturing of the iPura™ systems with experienced commercial suppliers. The main system components and electronic controls (PLC’s) will be manufactured in the United States while the supporting system components such as pumps, mixers, fill systems, conveyors, sprayers, chillers, etc. are industry standard and can be procured locally in the country of installation. Following the successful blueprint of the actual iPura installations, the integration is handled by GFT personnel with PLC programmers from the United States. GFT employees operate and maintain the systems onsite and handle all the quality control aspects of the process under U.S. supervision. The iPura on-site food safety and quality assurance team consists of a supervisor, microbiologist, system operator, technician and a quality assurance person.

Competition

Currently, we believe that we face few direct competitors in the field of seafood safety technology, and that no company known to us has technologies that are directly similar to the technologies we are using on seafood. Current products designed to kill pathogens and keep bacteria from reattaching to seafood products have had limited success and include chlorine wash, ozone treatment and irradiation.  Our potential competitors include manufacturers of caustic chemicals, poly-films, irradiators and ozonators.

Nevertheless, we recognize that growing our proprietary products and services will require significant capital, human resources, and other assets which we may not be able to obtain in a timely fashion, if at all.  The entry of large, well-capitalized competitors into the food safety markets, to the extent they can produce products and services which are environmentally friendly, economical and possess some or all of the other attributes that we believe our technology offers, could render our proposed products and services noncompetitive or obsolete. Similarly, we may be unable to keep pace with technological developments or other market factors. Technological competition in the food processing industry by companies, universities, governmental entities and others diversifying into the field of food safety is expected to increase and could become intense.  These organizations could have significantly greater research and development capabilities than we do and/or greater marketing, manufacturing, financial and managerial resources.  In addition, acquisitions of, or investments in, competing food safety technology companies by large corporations could increase these competitors’ research, financial, marketing, manufacturing and other resources. Potential competitive technologies ultimately may prove to be safer, more effective or less costly than any technologies that we are developing currently or may develop in the future.

If we create a successful brand around our iPura Program, then we believe that we will be offered some protection against the possibility or eventuality of technological competition due to the fact that our technology represents only one part of the iPura Program. We believe that the iPura Program which includes our own on-site food safety and quality team, offers further differentiation that technology alone cannot replace.  We believe that our brand will represent more than just a specific set of technologies, but rather a total commitment to food safety and quality.  In addition, with the success and demand for the iPura brand, GFT may be able in incorporate new technologies (through licensing or acquisition) into the iPura Program, whether proprietary or developed by our competition.

Government Regulation

Our business will be subject to federal and state regulations in the United States, as well as those of the foreign jurisdictions in which we may endeavor to sell our products and services (such as Vietnam, and China).  In addition to all of the other regulations to which a U.S. business is subject generally (including, among other things, regulations governing employment, occupational safety, business licensing, import-export activities and taxation), some of our future products may be subject to review and approval by the FDA.  Since our suppliers have already received FDA approval for the current components of our iPura™ Seafood Processing System that come into contact with food, such as the liquid wash, our iPura™ Seafood Processing System does not require FDA approval as confirmed in writing to us by the FDA Office of Pre-Market Approval. However, other states or foreign jurisdictions in which our processes are used, or where a product treated with them is exported, may impose further regulations which could be more or less stringent than those imposed by the FDA.  We do not believe that any governmental regulations will materially restrict the installation and use of our iPura™ Systems in Vietnam, or China and we do not believe that any specific regulatory bodies will require pre-approval of our systems in those countries.

Intellectual Property

We have been issued three patents from the U.S. Patent and Trademark Office that relate to our proprietary technologies.  The most recently issued patent relates to certain aspects of our iPura™ Seafood Processing System and the other two relate to technologies for potential use with produce (although we have no current plans to commercialize the patents related to produce). We also have filed an additional patent application for a continuous line process that is pending.  These patents allow us to own and control the science that has resulted in our proposed line of commercial food safety solutions.  We filed for patent protection in the U.S. and in 15 foreign countries, and 25 countries in the European Union. We believe that this will result in patent protection in every major seafood and poultry producing and exporting countries.  The countries we have selected, along with the United States, represent our management’s determination of the prime target markets for the food safety technologies we are developing. The Company intends to file a new method and apparatus patent related to a novel organic antimicrobial agent (with constituents that are GRAS (generally regarded as safe)) that will be delivered by a novel apparatus (delivery system) that may, in management’s opinion, reduce the cost and increase efficacy. Discovery work is underway for a Generation Three machine as well as a new and improved organic antimicrobial agent. The goals are to generate additional intellectual properties, reduce operational costs and to diversify applications of Company technologies.

We have established, and successfully registered the iPura™ trade mark to identify products processed by the iPura™ Seafood Processing System. The registrations for the iPura mark have issued for our targeted goods and services in the US, China (PRC), Vietnam, the EU, Hong Kong, Iceland, Japan, Mexico, Norway, Peru, Taiwan, Thailand and India. The iPura trademark applications remain pending in Brazil and Canada.

GFT owns the rights to the iPura mark for these goods, even though it may actually be the licensees who are selling the processed foods.  The licensees' use of the iPura brand in connection with the processed foods will inure to the benefit of GFT.

Employees

As of December 31, 2010, we had 16 full time employees.

ITEM 1A.  RISK FACTORS

A description of risk factors is not required for smaller reporting companies.  However, we note that a variety of factors could cause our actual results and future experiences to differ materially from management’s anticipated results or other expectations expressed in this Annual Report. The risks and uncertainties that may affect our operations, performance, development and results include, but are not limited to, the following:

•	whether we will be able obtain additional financing to continue or expand operations and the terms on which we will be able to obtain this financing, if at all;

•	whether we will be able to charge a premium for our products and generate adequate gross margins on our sales;

•	whether our initial system installation will perform as expected in commercial applications;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2. PROPERTIES

We lease our Corporate offices in the City of Hanford, California, for $2,689 per month.  We have approximately 2,061 square feet of office facilities located at 113 Court, Hanford, California. The lease expires June 30, 2011.

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

Number of Stockholders

As of February 28, 2011 we had 622 stockholders of record.

Dividends

Common Stock: We have not paid dividends on our common stock and we do not anticipate paying dividends on our common stock at any time in the foreseeable future. To date, we have generated only limited revenues and we currently anticipate that we will retain any future earnings for use in developing our business.  Any determination to pay dividends on our common stock in the future will be at the sole discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by our Board of Directors, if any.  Our Series C Preferred Stock has certain dividend rights, described below.  Until all such dividends are paid on the Series C Preferred Stock, we are prohibited from declaring or paying any dividend on our Common Stock.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2010, we issued the securities described below which were not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act.  We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below.  In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act.  For these reasons, among others, the offer and sale of the securities listed below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated by the Securities and Exchange Commission, which we refer to as the SEC, under the Securities Act.

In the fourth quarter of 2010, a total of 265,450 shares of common stock at prices from $2.25 to $3.50 per share and 15,450 warrants to purchase common stock were issued in private placements for total cash proceeds of $616,530.  Of these sales, 15,540 shares and 15,540 warrants ($4.50 exercise price and term of 3 years) were sold as a unit at $3.50 per unit.  The other 250,000 shares of common stock consisted of a sale to a single shareholder who offered to purchase a large block of common shares with no warrants attached at a discount from previous sales. This sale of 250,000 common shares was consummated for a price of $2.25 per share for immediate cash proceeds of $562,500.

Accrued Directors fees are paid in shares of common stock. A total of 46,664 shares of common stock were issued for director fees during the fourth quarter of 2010 valued at $104,993.

Common shares were issued for services to a total of nine engineering and marketing consultants during the fourth quarter of 2010, for a total of 25,089 common shares valued at $56,451.

We did not make any repurchases of our securities during the fourth quarter of fiscal year 2010.

ITEM 6.   SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion has been prepared by management and should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

Company Overview

Our iPura® System is the physical on-site processing element of The iPura®Food Safety Program, which combines various food safety elements described below. Our latest generation iPura™ System is designed to process seafood, with certain customization required for different types of seafood and the specific requirements of a given installation site.

In 2009, we completed the installation of our iPura® System at a food processor located in China, Tongwei (Hainan) Aquatic Products Co., and began producing our first order of inventory and selling it in the United States.  Thus, in 2009, we began generating initial revenue and are no longer considered a development stage company (although we will continue to spend funds on research and development).  We completed installation of another, larger iPura® System with a processor in Vietnam in early 2010, and expect production to begin at this facility in 2011. We have a second system on site at the China processor and another system at our California shop able to be installed as capacity is required.

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura® System. At December 31, 2010, the Company has accumulated losses approximating $64,400,000 and negative cash flows from operations of approximately $2,800,000 for the year ended December 31, 2010.  Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system.

The Company is executing its marketing strategy by promoting the iPura® brand to food processors and industry associations as the world’s first food safety label. In addition to selling to retail chains on a wholesale basis, we are promoting a private label program to large retailers to exclusively source iPura labeled products to protect their own brand. In our vision, an established leader would enthusiastically “champion” the iPura® brand by promoting the iPura® logo next to its name on their product packaging, with the iPura® seal also displayed on the individually wrapped fillets inside the package (“iPura® inside”). This would communicate to customers that the retailer is doing everything possible to improve food safety, food quality and sustainability of natural resources. Our value proposition to retailers is that sourcing iPura® products will allow the retailer to increase control & trust of foreign suppliers, protect their brand and company image, and increase sales with repeat purchases due to superior products. Our private label program is a cost plus price model, earning a gross profit per pound with full transparency on cost of raw materials, the iPura® Program, logistics ands a gross profit for the Company.

The iPura® brand and seal is anchored with a descriptive and lasting slogan: “The Highest Standard in Food Safety™”.

•	The science and marketing connect well with world food safety issues.

•	The iPura® label is a tool which communicates that exceptional food safety measures have been taken to protect consumer health.

•	The label will serve to identify food products that have a higher level of safety and quality.

•	GFT has filed trade marks for its brand and slogan in every major food producing and food consuming nation.

The iPura® Food Safety Program is the constitution of the iPura® food safety brand, which is anticipated to include:

•	An organic pathogenic and spoilage microorganism “kill step” prior to packaging.

•	Intelligent packaging of product.

•	Product traceability of handling and temperature.

•	An independent third party certification of standards.

•	A unique product insurance that follows the iPura® labeled product throughout the distribution chain.

•	A distribution chain and consumer “pull through” marketing program promoting iPura® as “The Highest Standard in Food Safety™.”

The iPura®  Food Safety Program is designed to help the food distribution chain grow their margins by increasing the quality, safety, and economic value of their products by reducing or eliminating the waste and liability associated with the distribution of contaminated food, and by increasing shelf life.

Distribution and Marketing Plan

Management has determined it is commercially feasible to create recurring revenue streams through service, sales, and licensing to capitalize on the potential of our proprietary technologies, market opportunities and human resources. We have identified four price-per-pound revenue models and in each model, GFT will provide the daily on-site service to maintain control of The Highest Standard in Food Safety and Quality. The models are discussed in detail previously in “Business” in Part I, Item 1.

We are proceeding to validate iPura® with sales in the U.S. markets through the “importer model” of filling wholesaler orders from inventory. This has allowed the iPura® brand to gain a limited amount of market recognition which management believes will lead to important private label brand manufacturing sales.  After the private label business is proven, we intend to pursue growth by adding more food products and by licensing strategic partners to distribute iPura®-labeled products internationally, thereby creating additional streams of recurring revenue. Market entry begins with the most popular aquaculture products: tilapia, striped pangasius (swai), catfish, salmon, and shrimp. Farmed tilapia and swai are available now, guaranteed to have been processed with the iPura® Food Safety Program.

The marketing focus is now on the private label business. We believe as a result of the validation of iPura sales through the “importer model”, we will reach an agreement with a large retailer that will validate iPura as a private label brand.

The marketing materials that target large distributors and retailers make a point that iPura® promotes their brand by differentiating their product from all others in the marketplace.  The materials point out that iPura® addresses brand protection and critical food safety and quality assurance issues at a level unmatched in the industry. Marketing materials also point out that today’s consumers expect a higher degree of food safety and most believe that not enough is being done to protect their health. The iPura® seal represents the highest standards in food safety, quality, and sustainability.

Promotion of the brand, of course, includes advertising. We advertise in trade publications such as: Seafood Business, Seafood International, Intrafish, GAA Magazine, Progressive Grocer, Food Safety Magazine and Chef.

One of the most important direct marketing opportunities of the year is presented at the International Boston Seafood Show, held in March of 2011.  We had a large presence and were fully staffed with the sales and marketing team.  We had the opportunity to meet with top executives from our target prospect list as well as to conduct interviews with media to promote the iPura® brand and private label business. We believe that this direct approach to large distributors and retailers, combined with media coverage and a limited amount of consumer marketing will result in the market acceptance of the iPura® brand.

Consumer marketing currently is limited to a social media presence and our contract with Global Media Fund, LLC to place articles describing iPura® food safety in various newspapers throughout the US. Currently, most of our retail sales, such as at grocery stores, are made to customers without any prominent iPura® branding. We hope to improve point-of-sale branding and have developed descriptive brochures and educational materials for display at various supermarkets where seafood with the iPura® seal is sold. The Social Media core tools: Facebook, Twitter, YouTube and Blogger are used to publicize iPura within industry thought leaders and directly to consumers.

Processor and Distribution Agreements

We have executed contracts for the installation of our iPura® Systems with three seafood processors, two in Vietnam and one in China. Two systems have been installed, one at the processor in China and with one of the processors in Vietnam. All of the current agreements are structured pursuant to our “importer” model, with our wholly-owned subsidiary, iPura Food Distribution Company (IFD), responsible for ordering and purchasing the seafood from the processors, and then importing and distributing the seafood products to retailers or other distributors.  IFD has also signed agreements with the processors outlining the exclusive purchase terms.

Under these agreements, GFT is generally responsible for the cost of manufacturing, fabricating and installing the iPura® System at the processors’ facilities, with the processors providing power and utility connections and certain other operating expenses.  In one instance, our iPura® System would typically be installed onto one or two processing lines at the processors’ facilities.  Our iPura® System will be operated and supervised by GFT personnel, at GFT’s expense.  Seafood processed through our iPura® System will then be packaged and labeled with our iPura® seal.  IFD has the exclusive rights to buy and distribute the seafood processed with our iPura® System and the processors therefore cannot sell such seafood to any other customers or distributors, or otherwise use our iPura® System for any other seafood processing. The agreements have terms that range from one to three years from the date of completion of the installation of our iPura® System at the respective processor’s facility.  IFD has obtained most favored nations pricing with respect to seafood purchased under all of the agreements. None of the agreements have any minimum purchase requirements for IFD, although one agreement has a target volume schedule, with potential increases to the per pound seafood price if such targets are not met.

GFT has completed the China installation, and begun processing seafood at this facility, although in limited quantities to date.  Sales of seafood in the U.S. from this facility accounted for all of our sales for the year ended December 31, 2010. There is a second iPura® System located at this same processor in China that is available for future installation if sales levels require it. We have also completed installation of a larger iPura® System with one processor in Vietnam.  This unit is not yet in production, although we expect it to be by the end of the second quarter of 2011.

We have received limited purchase orders to date for our products and continue negotiations with certain select U.S. grocery store retailers, including negotiations with regional and national retailers.  With this “importer” sales model, we will need to obtain adequate financing in order to purchase the seafood from the processor and carry the seafood inventory costs until resold to a sub-distributor or retailer. The marketing focus is now on the private label business with these same retailers and is expected to require much less inventory carrying cost.

Liquidity and Capital Resources

The independent auditors report on our financial statements for the year ended December 31, 2010 included in this Form 10-K indicates that our need to generate sufficient cash flow to meet our obligations and sustain operations raises substantial doubt about our ability to continue as a going concern.

Historically, our primary source of cash has been the sale of equity instruments to investors.  Although we expect to generate increasing revenue from increased sales of seafood processed with our iPura® Systems within the next 12 months, any funds generated from installing and operating our iPura® Systems during the next 12 months are not expected to cover our operating expenses.

Based on our cash balance as of December 31, 2010, we are in need of immediate additional financing to fund our current working capital requirements.  Furthermore, we believe that we will need approximately $3 million to manufacture iPura® Systems and cover operating expenses during the next twelve months, in addition to a financing vehicle or a  line of credit to finance the inventory of iPura® product.  As an alternative to a traditional commercial bank line of credit, we have implemented a program, described below, to finance inventory.  The amount of capital required will vary depending on a variety of factors, many of which are beyond our control.  We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.  Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding.

As of December 31, 2010, we had trade indebtedness in the ordinary course of business as well as other debt in the form of continuing short term loans of $640,000 from a Director and a shareholder due on demand, and a one-year note from a third party in the amount of $246,000, due in 2011.

On November 22, 2010, a company in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 18% per year. The note may be extended for an additional six months at the lender’s sole option.  Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as current interest expense. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the rate of $2.25 per share.  Pursuant to a security agreement, the Note is secured by all of the assets of the Company and is subordinate to the 2006 related party note of $250,000.  Currently, we do not have the ability or resources to repay such loans if a demand is made for repayment in full.  In such event, this secured lender could foreclose on all of our assets as part of its security interest.

We have implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring.  This financing program consists of issuing promissory notes, secured by inventory, in series of maturities from one to three years with annual interest rates from 8.2% to 9.2%. The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory. As is typical of trade financing, the Company’s collected sales proceeds will be allocated between trade financing debt payoff and the Company. At December 31, 2010, the Company had $1,179,297 in trade financing debt on one year notes. They mature on their anniversaries throughout the year and based on past renewal activity we expect that the majority will be renewed upon maturity.

In 2009, we also implemented an equipment financing program based on the same structure as the trade finance program using short term notes secured by the installed iPura® equipment located in China and Vietnam. At December 31, 2010, all of the equipment finance notes were paid off or converted into trade finance notes.

We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. Since we have not located any commercial bank inventory financing, we are developing options for inventory debt financing with other private parties, as described in more detail above.  Successful inventory financing is critical to fund the distribution of our products and generate revenue.  We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of this financing will be favorable to us or our stockholders. We are exploring commercial and joint venture financing opportunities and relationships with potential processor/customers with sale and lease-back arrangements.

We believe that we have adequate plant capabilities and capacity and sufficient qualified personnel to achieve our planned operations over the next 12 months.  Historically, the fabrication of major components of our iPura® System have been outsourced.  We will likely continue this practice, and may also elect to outsource the integration and installation of the units depending on the number of units installed and the logistics of a particular site. We will add non-technical support personnel as required to manage the increase in administrative activity.

Results of Operations

Sales:

We began sales in July 2009, with nominal sales of $343,179 recorded for the year ended December 31, 2009. Sales increased over 300% to $1,109,230 for the year ended December 31, 2010 principally due to recording a full year of sales for 2010.  Of these sales, approximately 58% in 2009 and 30% in 2010 were made to Safeway, Inc., a large national chain. The remainder was to regional grocery distributors that sell to independent grocery stores and restaurants in many regions throughout the country. We anticipate an increase in volume from these existing customers and additional sales to new chains and distributors as they respond to our marketing programs. We anticipate that our gross margins, approximately 1.4% in 2010, will continue to be very small as we continue to offer products with extremely competitive, commodity-based pricing.  If we are successful in promoting our iPura brand and its benefits, we anticipate increasing our prices and gross margins in the future. Late in 2010, we promoted “private label” pricing to our target market, and we have received a positive response and began emphasizing this approach to the market. Private label pricing is a “cost plus” model that assures a reasonable gross margin. As a result, we are deemphasizing wholesale commodity based pricing sales.

Expenses:

Our net loss for the year ended December 31, 2010 was $3,743,829 compared to $4,679,483 for the previous year ended December 31, 2009, a decrease of 20%. For the year ended December 31, 2010, total expenses decreased 20% over the year ended December 31, 2009, from $4,689,206 to $3,759,311. The decrease is primarily attributable to a larger decrease (45%) in non-cash charges to expense for issuance of equity securities. Non-cash charges in 2010 were approximately $547,000 while in 2009 they were approximately $1,221,000. The cash used in operations decreased 22% from $3,555,061 to $2,757,823 for the years ended December 31, 2009 and 2010, respectively. Marketing expenses declined approximately 23% as a result of the decrease in non-cash equity charges and a substantial reduction of advertising expense over the year 2009. General and Administrative expenses decreased approximately 19%, also as a result of less non-cash equity charges in 2010. Research and Development expense decreased 27% as activity was substantially reduced to application engineering as equipment design was completed in 2009 and prototyping had stopped previously. In all expense categories, Marketing, General and Administrative and Research and Development, the level of activity and spending, net of non-cash equity costs, remained relatively constant between the years, with General and Administrative of approximately $1.2 million for both years. Marketing spending was $0.9 Million for 2010 versus $1.3 Million for 2009, and Research and Development spending was approximately $800,000 for both years. Depreciation expense remained constant, representing only one iPura® System in operation in both years.  However, Depreciation expense is expected to increase in the future if and when additional systems are installed. Interest expense increased 84% and is expected to increase substantially as the trade finance debt facilities are expanded to finance expected future iPura sales volumes.

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

Concentrations

We place our cash with high quality financial institutions, and at times balances may exceed the Federal Deposit Insurance Corporation insurance limit.

We contract with a vendor in China and have established limited operations in China for production of our iPura Tilapia product.  Any disruption in China could have a material adverse effect on our operations.

Four customers accounted for more than 10% of accounts receivable at December 31, 2010 and two customers accounted for more than 10% of accounts receivable at December 31, 2009.  Two customers accounted for more than 10% of sales for year ended December 31, 2010 and two customers accounted for more than 10% of sales for year ended December 31, 2009.

Revenue Recognition

The Company recognizes revenues when all of the following conditions exist:  a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; b) delivery has occurred, based on shipping terms, or services have been rendered; c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and d) collectability is reasonably assured.  To date, all of the purchase orders from our customers have met these criteria and therefore, the Company recognizes revenue when product is shipped to the customer.

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

The 8,930,684 and 6,373,451 stock purchase warrants outstanding at December 31, 2010 and 2009, respectively, were not used in the computation of loss per share as their effect would be antidilutive.

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

Not required for smaller reporting companies.

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

Forward-looking statements made by us are based upon knowledge of our business and the environment in which we operate.  However, because of various risk factors, including those briefly listed in Part I, Item 1A above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements made in this report.  We cannot assure you that the results or developments we anticipate will be realized or, even if substantially realized, that those results or developments will result in the expected consequences or otherwise affect us, our business or operations in the ways expected.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or on any subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, all of which are expressly qualified in their entirety by these cautionary statements.  Except to the extent required by law, we do not undertake any obligation to release or publish any revisions to our forward-looking statements, including without limitation those contained in this report, to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report immediately following the signature page.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the fourth quarter or during our two most recent fiscal years.

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

Our plan to remediate this material weakness, subject to monetary constraints, is to hire additional personnel and/or utilize outside consultants to provide an acceptable level of segregation of duties. This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm (“auditor”) regarding our internal control over financial reporting (“ICFR”) since such report is not required for non-accelerated filers pursuant to certain federal legislation enacted in July 2010.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B   OTHER INFORMATION

Information Not Previously Disclosed in a Report on Form 8-K

None

PART III.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and positions of our directors and executive officers, as of December 31, 2010, are set forth below.  Biographical information for each of these persons also is presented below:

Name	Age	Position Held
Keith Meeks	50	Director, President and Chief Executive Officer
Marshall F. Sparks	70	Chief Financial Officer, Secretary and Treasurer
Stephen J. Fryer	72	Director
Gary L. Nielsen	68	Director
Arthur C. Agnos	72	Director
James Stockland	48	Director

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

Stephen J. Fryer – Director

Mr. Stephen J. Fryer currently serves as one of our Directors, a position he was appointed to in August 2005.   Mr. Fryer also serves as a Director on Tech’s Board of Directors and has served in this position since December 2003 and briefly served as Tech’s interim Chief Executive Officer.  He is a managing partner of SC Capital Partners, Inc, an investment banking and financial advisory company, from July 2005.  He is also Chairman and CEO of Thermal Energy Development Corporation, Inc. From January 2003 to July 2005, he was a consultant to Grant Bettingen, Inc., an investment banking firm in Newport Beach, California.  From April 2001 to December 2002, he headed Fryer and Associates, an investment banking firm.  From December 1998 to April 2001, he was the Chief Executive Officer and Chairman of Pen Interconnect, a NASDAQ company involved in contract manufacturing.  He was a Managing Director of Ventana International, Inc., which is a venture capital and boutique investment-banking firm with over $150 million in capital. Mr. Fryer brings to the Board extensive financial and managerial experience which qualify him to serve as a member of the Board. He is a graduate of the University of Southern California with a degree in Mechanical Engineering and a minor in Economics.

Gary L. Nielsen – Director

Mr. Gary L. Nielsen currently serves as one of our Directors.  He also serves as a Director on Tech’s Board of Directors, a position he has held since December 2004.  Mr. Nielsen is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and Arizona Society of Certified Public Accountants. Since September 2005, Mr. Nielsen has served as the President of National Health Benefits Corp. until September 2009.  He served as the principal of Terra Capital, Inc. from September 2003 through September 2005. From December 2000 through September 2003, Mr. Nielsen was the Chief Financial Officer and a shareholder of Environmental Support Solutions, Inc. Previously, he was a manager in the Phoenix office of KPMG and has served in an executive capacity as Senior VP of Finance or CFO for three NYSE companies, one AMEX company and a NASDAQ company. These companies include Granite Golf Corporation, Best Western International, Giant Industries, Inc., American Continental Corporation and Del Webb Corporation. Mr. Nielsen is experienced in the areas of financial reporting and analysis, SEC reporting, internal controls and operational analysis with perspectives from serving in multiple industries including public accounting which qualify him to serve as a member of the Board.  Mr. Nielsen is a graduate of the Arizona State University where he received a Bachelor of Science in Accounting.

Arthur C. Agnos – Director

Mr. Arthur C. Agnos currently serves as one of our Directors, a position he was appointed to in August 2005.  Mr. Agnos also serves on the Board of Directors Linear Technologies Corporation of Milpitas California. He formerly served as a Director of Countrywide Treasury Bank until July 2008.  From February 2001 to September 2005, Mr. Agnos served as a consultant for E.J. De La Rosa & Co., Inc., an investment banking firm. Mr. Agnos has extensive experience in executive roles and decision-making at the federal, state and local government levels as Mayor of San Francisco, as an elected member of the California State Legislature and as a senior Presidential appointee in the U.S. Department of Housing and Urban Development.  Mr. Agnos began his elective career in the California legislature, where he served as Chair of the Joint Legislative Audit Committee. He has served as the Chair of the Assembly Ways and Means Health and Welfare Subcommittee of the California legislature. From June 1993 to January 2001, he was the Regional Director of the U.S. Department of Housing and Urban Development in the Pacific-Hawaii region. Mr. Agnos brings his experience as a large organization manager and the perspective of the public regulatory environment as his principal qualifications to serve on the Board. Mr. Agnos received a Bachelor of Arts from Bates College and a Master in Social Work from Florida State University.

James Stockland – Director

Mr. Stockland was elected to the Board of Directors in December 2007.  Mr. Stockland is the Founder and CEO of A&D Sales and Marketing, Inc. in Fayetteville, Arkansas. A&D Sales procures and distributes meat and poultry products to the retail, foodservice and industrial markets in the U.S., Puerto Rico, Mexico, and other international markets.  A&D Sales is a successful meat and poultry trading company in the United States and has an impeccable reputation within the industry built on trust and integrity since 1991. In 1994, Mr. Stockland co-founded Ozark Consulting and Marketing, Inc.  Ozark Consulting and Marketing represents some of the largest vendors in the seafood and poultry industries to Wal-Mart stores and Sam’s Wholesale Clubs.  OCM is responsible for ordering, inventory and replenishment, and many other changing duties. Mr. Stockland is extensively experienced as an executive in the Company’s industry and operates daily in the Company’s market and with potential customers giving the Company a unique perspective at the Board level.

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

Meetings of the Board of Directors and Information Regarding Committees

During our fiscal year ended December 31, 2010, our Board of Directors held five meetings.

Our Board of Directors has established three committees: an Audit Committee, a Compensation Committee and a Nominating/Governance Committee. As of January 31, 2011, these committees were comprised as follows:

Audit Committee:	Gary L. Nielsen (Committee Chairman), (Audit Committee Financial Expert) Stephen J. Fryer Arthur C. Agnos James Stockland

Compensation Committee:	Arthur C. Agnos (Committee Chairman) Gary L. Nielsen James Stockland

Nominating & Governance Committee	Stephen J Fryer (Committee Chairman) Gary L Nielsen Arthur C Agnos James Stockland

As of December 31, 2010, Stephen J. Fryer, Arthur C. Agnos and James Stockland are independent directors.  The Board of Directors has determined that Mr. Nielsen is an “audit committee financial expert” as defined under SEC rules, but Mr. Nielsen does not qualify as an “independent director” under the standards we utilize. See “Director Independence” under Item 13 below.

Section 16(a) Beneficial Ownership reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our executive officers, directors and greater than 10% stockholders to file reports of beneficial ownership of our common stock on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the SEC.

We believe that during the fiscal year ended December 31, 2010, our executive officers, directors or beneficial owners of more than 10% of our common stock complied with Section 16(a) filing requirements, with the following exceptions: In March 2011, Mr. Stockland, Mr. Agnos and Mr. Fryer filed late Form 4s with respect to shares issued to them in December 2010 for services rendered as Directors.

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

The following table sets forth compensation information for services rendered by our Chief Executive Officer in fiscal 2010 and our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Keith Meeks	2010	150,000		11,342	161,342
President and	2009	150,000	--	11,342	161,342
Chief Executive	2008	150,555	--	11,096	161,651

Marshall F Sparks	2010	120,000			120,000
Chief Financial	2009	120,000	--	--	120,000
Officer	2008	111,000	514,200	--	625,200

(1)	Salary consists of compensation earned and either paid in cash or deferred until Company cash flow improves. The cumulative deferral amounts are for: Mr. Meeks - $20,600, Mr. Sparks - $77,000.

(2)
Option awards for Mr. Sparks included the grant of 50,000 shares of common stock awarded in 2008 but issued in 2009, valued at $4.50 per shares or a total of $225,000 and fully vested Warrants to purchase common stock at an exercise price of $7.00 per share, valued at $289,200. The warrants were granted in December 2008 and have a term of 5 years. The warrant component of the amount shown is the imputed value of the warrant, calculated using the Black-Scholes method.

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

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Keith Meeks	--	--	--	--	--
Marshall F. Sparks	--	200,000	--	$5.00	Nov. 2011
		200,000		$7.00	Dec. 2013

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

We pay our Chairman of the Board an annual amount of $93,600 (which can be paid in stock or cash, or both, at the election of the Chairman).  As of December 31, 2010, our independent directors were Stephen J. Fryer, Arthur C. Agnos and James Stockland.  All directors are entitled to be reimbursed for reasonable expenses actually incurred by them in connection with their duties as directors.

Director compensation

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(3)	Option Awards ($)	Total ($)
Keith Meeks (1)	—		—	—	—
Stephen J Fryer	—		27,996	—	27,996
Gary L Nielsen	84,800	(2)	—	—	84,800
Arthur C Agnos	—		27,996	—	27,996
James Stockland	—		49,001	—	49,001
Total	84,800		104,993	—	189,793

(1)
Mr. Meeks did not receive any compensation for serving as a director.  Compensation for services as an officer is disclosed above in the “Summary Compensation Table” disclosing named executive officer compensation.

(2)
Mr. Nielsen is compensated as Chairman of the Board. None of this amount was paid in cash during 2010 but was deferred until the cash position improves. The total amount deferred for Mr. Nielsen for 2009 and 2010 is $127,700.

(3)
The dollar amounts in this column represent the portion of directors’ fees actually paid (in the form of common stock grants) during 2010, not deferred, plus any grants of common stock for directors’ fees that were accrued in prior years but paid in 2010.  A total of 46,664 shares were issued during the year for Board services and were valued at $104,993. The shares of stock are fully vested and not subject to any forfeiture or repurchase restrictions.

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

Beneficial Ownership Table

The following table sets forth information concerning the number of shares of our common stock as of December 31, 2010, that are owned beneficially by: (i) each person (including any group) known to us to beneficially own more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our officers and directors as a group. Unless otherwise indicated, the stockholders listed below possess sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable.

Name and Address of Beneficial Owner (1)	Number of Shares of Our Common Stock	Percentage of Shares of Our Common Stock (2)
Keith Meeks (3) (8)	678,130	2.2%
Marshall F. Sparks (4) (8) (9)	183,334	0.6%
Stephen J. Fryer (5) (8)	334,998	1.1%
Gary L. Nielsen (6) (8) (10)	238,665	0.8%
Arthur C. Agnos (7) (8)	86,664	0.3%
James Stockland (8)	58,000	0.1%
All directors and officers as a group (6 individuals) (10)	1,533,127	5.2%

Mark Terry 1060 Cactus, Pocatello, ID 83204	1,693,178	5.6%

Global Food Tech, Inc. (“TECH”)	22,945,229	75.5%
.

(1)	The address of the stockholders identified in this table is c/o Global Food Technologies, Inc., 113 Court Street, Hanford, CA 93203, unless otherwise indicated.

(2)	The percentage ownership is based on 30,400,014 shares of GFT common stock outstanding as of December 31, 2010.

(3)	Includes indirect beneficial ownership of 678,130 shares of GFT through ownership of shares of TECH

(4)	Includes indirect beneficial ownership of 133,334 shares of GFT through ownership of shares of TECH.

(5)	Includes indirect beneficial ownership of 291,112 shares of GFT through ownership of shares of TECH.

(6)	Includes indirect beneficial ownership of 103,334 shares of GFT through ownership of shares of TECH.

(7)	Includes indirect beneficial ownership of 24,334 shares of GFT through ownership of shares of TECH.

(8)
Messrs. Meeks, Agnos, Fryer, Nielsen and Stockland are the directors of TECH.   Mr. Fryer is also the President of TECH and Mr. Sparks is the Chief Financial Officer and Secretary of TECH.  Messrs. Meeks, Agnos, Fryer, Nielsen, Stockland and Sparks share voting and dispositive powers with respect to the GFT shares held by TECH.  Each of Messrs. Meeks, Agnos, Fryer, Nielsen, Stockland and Sparks expressly disclaims beneficial ownership of these shares solely by virtue of their positions as officers and directors of TECH.  As noted above, certain of these individuals own shares of TECH, which are included on a proportional basis in calculating their indirect beneficial ownership of GFT.

(9)	Does not include warrants held by Mr. Sparks to purchase 100,000 shares of common stock, since such warrants are not exercisable currently or within 60 days of the date of this chart.

(10)	Includes warrants to purchase 29,000 shares of common stock held by Mr. Nielsen that are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

Our parent company, Global Food Tech, Inc. (Tech), owns 22,943,693 shares of our Common Stock, or approximately 75% of our issued and outstanding Common Stock. As of December 31, 2010, all of our directors, Messrs. Meeks, Agnos, Fryer, Nielsen and Stockland, serve as the members of Tech’s Board of Directors.  Mr. Fryer also serves as Tech’s President, and Marshall F. Sparks, our Chief Financial Officer, Secretary and Treasurer, also has been appointed as the Chief Financial Officer, Secretary and Treasurer of Tech.  This commonality of our respective Boards of Directors and executive managements could create, or appear to create, potential conflicts of interest when these directors and managements are faced with decisions that could have different implications for Tech and us, including the ability of the Tech directors to vote the shares of GFT held by Tech on all matters, including the election of directors of GFT.

Related Party Transactions

With respect to each of the transactions described below, we believe that the terms of such transactions were no less favorable to us than could have been obtained from unaffiliated third parties.

On April 3, 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at eight percent (8%) per annum and is secured by all assets, including any intellectual assets, of the Company. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $49,245 based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 4.8%, an expected term of 2 years, and 0% dividend yield. In July 2006, $100,000 of principal was repaid. The remaining balance of $250,000 is due on demand and outstanding at December 31, 2010. The loan is guaranteed by the President of the Company.

We currently have three loans outstanding from Gary Nielsen, a Director of the Company.  In April and May of 2006, we arranged for two loans aggregating $190,000 from Mr. Nielsen, which are demand loans and bear interest of 8%. In August 2006, we arranged for another loan, a six month bridge loan, for $100,000 from Mr. Nielsen bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in May 2011. All such loans are unsecured.  Previously, we obtained additional loans from Mr. Nielsen, all of which have been repaid in full.  In connection with these various loan transactions, as additional consideration (i) we issued warrants in August 2006 to Mr. Nielsen to purchase 29,000 shares of common stock at an exercise price of $4.50, with a two-year term from the date the April and May 2006 loans are paid in full, and (ii) we issued 78,000 shares of common stock in January 2008.  We calculated the fair value of the warrants and shares of $40,803 and $351,000, respectively.

In March 2009, an additional $100,000 loan was borrowed from Mr. Nielsen on a note for 30 days bearing interest of 12%, and was repaid in 46 days. An additional loan for $100,000 was borrowed from Mr. Nielsen in September 2009 for the same 30 day term and 12% interest rate. The loan remains unpaid at the date of these financial statements and was amended to become a demand note.

Director Independence

As of January 31, 2010, our independent directors were Stephen J. Fryer, Arthur C. Agnos and James Stockland.  These independent directors also serve on our audit committee, compensation committee and nominating and governance committee.  Mr. Nielsen also serves on such committees.  Since our common stock is not listed on any national securities exchange or other market, we are not subject to the independent director and audit committee membership rules of such exchanges.  However, for purposes of determining director independence, we use the standards set forth by the American Stock Exchange.  Mr. Fryer served as interim CEO from December 2003 through February 2005.  In accordance with the American Stock Exchange rules, a director is considered independent if such service as an interim executive officer was for a period of less than one year.  We also considered the related party transactions set forth in Item 12 of this report to the extent such transactions involved any of our independent directors, and believe that such transactions do not prevent the directors listed herein as independent from being considered independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), independent registered public accounting firm, to audit our financial statements for the years ended December 31, 2010 and December 31, 2009.

The following table shows the fees billed for audit and quarterly review services provided by Squar Milner, for the years ended December 31, 2010 and 2009:

	2010	2009

Audit Fees (1)	$68,000	$79,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees (2)	0	0

Total	$68,000	$79,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements.

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

Our Audit Committee requires advance approval of all audit, audit-related, tax and other services performed by our independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before our independent auditor is engaged to perform it.  All services performed by our independent auditors in 2010 and 2009 were approved in accordance with the Audit Committee’s pre-approval policies.

ITEM 15.  EXHIBITS

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

10.5(1)	Amendment No. 1 to Asset Acquisition Agreement dated November 21, 2005 between Global Food Tech, Inc., Solvis Group, Inc. and Global Food Technologies, Inc.

10.6(2)	Lease Agreement dated April 6, 2001 between Parrish Realty, Inc. and Global Food Technology, Inc.

10.7(2)	Lease Agreement Addendum dated April 22, 2002 between Parrish Realty, Inc. and Global Food Technologies, Inc.

10.8(5)	2006 Stock Incentive Plan

10.9(7)	Lease Agreement dated November 1, 2007 between STG Realty Ventures Inc and Global Food Technologies

10.10(6)	Lease Agreement dated September 30, 2008 by and between Global Food Technologies, Inc. and City of Hanford

10.11*	Amendment to Lease Agreement dated September 30, 2008 by and between Global Food Technologies, Inc. and City of Hanford

10.12(7)	iPura Sales Agreement dated as of November 11, 2008 by and between GFT and Tongwei (Hainan) Aquatic Products Co., Ltd.

10.13(7)	iPura Sales Agreement dated as of November 11, 2008 by and between IFD and Tongwei (Hainan) Aquatic Products Co., Ltd.

10.14(7)	iPura System Installation Agreement dated as of September 5, 2008 by and between GFT and Procint Ltda.

10.15(7)	iPura Processing Agreement dated as of September 5, 2008 by and between IFD and Procint Ltda.

10.16(7)	iPura Food Safety and Quality Assurance Services Agreement dated as of September 9, 2008 by and between GFT and FIMEX VN Sao Ta Foods Joint-Stock Company

10.17(7)	iPura Supplier Agreement dated as of September 9, 2008 by and between IFD and FIMEX VN Sao Ta Foods Joint-Stock Company

10.18(7)	iPura Food Safety and Quality Assurance Services Agreement dated as of November 20, 2008 by and between GFT and Binh An Seafood Joint Stock Company

10.19(7)	iPura Supplier Agreement dated as of November 20, 2008 by and between IFD and Binh An Seafood Joint Stock Company

10.20*	Promissory Note dated November 22, 2010 for $1,3000,000 to Mukesh Paripatyadar

10.21*	Security Agreement dated November 22, 2010 with Mukesh Paripatyadar

24.1	Power of attorney (included in signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement

*	Filed herewith

‡	Furnished herewith

(1)	Filed on November 23, 2005 as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.

(2)	Filed on July 6, 2006, as an exhibit to our Annual Report on Form 10-KSB.

(3)	Filed on August 19, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on October 6, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on August 2, 2007, as an exhibit to our Annual Report on Form 10-KSB.

(6)	Filed on October 31, 2008, as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.

(7)	Filed on February 27, 2009, as an exhibit to Annual Report on Form 10-K for the annual period ended December 31, 2008 and incorporated herein by reference.

(8)	Filed on July 15, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.

(9)	Filed on December 11, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL FOOD TECHNOLOGIES, INC., a Delaware corporation

Dated: March 31, 2011	By:	/s/ Keith Meeks
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

Name:	Title	Date

/s/ Keith Meeks	President and Chief Executive Officer	March 31,2011
Keith Meeks	(Principal Executive Officer), Director

/s/ Gary L. Nielsen	Chairman of the Board, Director	March 31,2011
Gary L. Nielsen

/s/ Marshall F. Sparks	Chief Financial Officer, Secretary and Treasurer	March 31,2011
Marshall F. Sparks	(Principal Financial and Accounting Officer)

/s/ Stephen J. Fryer	Director
Stephen J. Fryer		March 31,2011

/s/ Arthur C. Agnos	Director	March 31,2011
Arthur C. Agnos

/s/ James Stockland	Director	March 31,2011
James Stockland

GLOBAL FOOD TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Global Food Technologies, Inc.
Hanford, California

We have audited the accompanying consolidated balance sheets of Global Foods Technologies, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Food Technologies, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has an accumulated deficit of approximately $64,400,000 at December 31, 2010, has negative cash flow from operations of approximately $2,800,000 for the year ended December 31, 2010, and has negative working capital at December 31, 2010. The Company’s ability to continue operations is predicated on its ability to raise additional capital and, ultimately, to achieve profitability.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 31, 2011

GLOBAL FOOD TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2010	2009
CURRENT ASSETS
Cash	$1,004,654	$22,135
Accounts receivable	30,939	190,098
Inventory	124,141	662,609
Prepaid expenses	44,285	36,224
Total Current Assets	1,204,019	911,066

PROPERTY AND EQUIPMENT
iPura systems equipment	1,154,969	1,045,680
Furniture and fixtures	73,776	73,776
Less accumulated depreciation	(207,781)	(126,284)
	1,020,964	993,172

OTHER ASSETS	23,189	26,089

TOTAL ASSETS	$2,248,172	$1,930,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$104,047	$628,039
Accrued liabilities	693,096	514,388
Notes payable – related parties	640,000	640,000
Notes payable – other	246,000	126,000
Trade finance and equipment notes payable	1,179,297	812,000
Short term convertible note payable	1,300,000	-
Total Current Liabilities	4,162,440	2,720,427

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ DEFICIT
Convertible Series C Preferred Stock, $.0001 par value, 20,000,000 shares authorized, 399,613 and 257,222 shares issued and outstanding, respectively, liquidation preference of $4.50 per share	40	26
Common Stock, $.0001 par value, 100,000,000 shares Authorized, 30,400,014 and 29,752,513 shares issued and outstanding, respectively	3,040	2,976
Additional paid-in capital	62,442,754	59,823,171
Accumulated deficit	(64,360,102)	(60,616,273)
Total stockholders’ deficit	(1,914,268)	(790,100)

TOTAL LIABILITIES AND STOCKHOLDERS’	$2,248,172	$1,930,327

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2010	For The Year Ended December 31, 2009
Sales	$1,109,230	$343,179
Cost of sales	1,093,748	333,456
Gross profit	15,482	9,723

Expenses
Marketing expense	1,224,244	1,581,133
General and administrative expense	1,360,170	1,675,631
Research and development costs	921,658	1,258,516
Depreciation	81,497	80,384
Interest expense	171,742	93,542
Total Expenses	3,759,311	4,689,206

NET LOSS	$(3,743,829)	$(4,679,483)

Undeclared dividends on Preferred Stock	$46,106	$370

Net loss available to Common Stockholders	(3,789,935)	(4,679,853)

Loss per common share, basic and diluted	$(0.13)	$(0.16)

Weighted average common shares outstanding, basic and diluted	29,940,040	29,355,259

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2008	-	-	29,001,739	$2,899	$53,495,490	$(54,158,380)	$(659,991)
Issuance of common stock and warrants for cash	-	-	323,838	33	1,457,236	-	1,457,269
Issuance of preferred stock for cash	257,222	$26	-	-	1,157,474	-	1,157,500
Common stock issued for services and accrued liabilities	-	-	262,936	27	1,183,180	-	1,183,207
Fair value of incentive stock issued	-	-	164,000	17	737,983	-	738,000
Fair value of warrants issued	-	-	-	-	13,398	-	13,398
Warrant distribution to cash investors	-	-	-	-	1,778,410	(1,778,410)	-
Net loss	-	-	-	-	-	(4,679,483)	(4,679,483)
Balance, December 31, 2009	257,222	26	29,752,513	2,976	59,823,171	(60,616,273)	(790,100)
Issuance of common stock and warrants for cash	-	-	486,663	48	1,421,526	-	1,421,574
Issuance of series C preferred stock for cash	109,057	11	-	-	490,749	-	490,760
Issuance of series C preferred stock for accrued liabilities	33,334	3	-	-	149,997	-	150,000
Common stock issued for services and accrued liabilities	-	-	160,838	16	557,311	-	557,327
Net loss						(3,743,829)	(3,743,829)
Balance, December 31, 2010	399,613	$40	30,400,014	$3,040	$62,442,754	$(64,360,102)	$(1,914,268)

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2010	For The Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,743,829)	$(4,679,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81,497	80,384
Fair value of stock issued for services	557,327	1,880,707
Fair value of incentive stock grants	-	738,000
Fair value of warrants issued for services	-	13,398

Changes in operating assets and liabilities:
Accounts receivable	159,159	(190,098)
Inventory	538,468	(662,609)
Prepaid expenses	(8,061)	(5,247)
Other assets	2,900	(1,200)
Accounts payable and accrued liabilities	(345,284)	(728,913)
Cash used in operating activities	(2,757,823)	(3,555,061)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of iPura systems equipment	(109,289)	(354,016)
Cash used in investing activities	(109,289)	(354,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related parties	-	200,000
Principal payments on notes payable – related parties	-	(100,000)
Proceeds from notes payable – others	120,000	126,000
Proceeds from trade finance and equipment notes payable	632,297	812,000
Principal payments on trade finance and equipment notes payable	(115,000)	-
Proceeds from short term convertible note	1,300,000
Sale of preferred stock	490,760	1,157,500
Sale of common stock and warrants	1,421,574	1,457,269
Cash provided by financing activities	3,849,631	3,652,769

CHANGE IN CASH	982,519	(256,308)

CASH – BEGINNING OF YEAR	22,135	278,443

CASH – END OF YEAR	$1,004,654	$22,135

SUPPLEMENTAL DISCLOSURES
Interest paid	$126,175	$52,325
Non-cash financing transactions
Issuance of preferred stock for accrued liabilities	$150,000	$-
Issuance of common stock for accrued liabilities	$557,327	$697,500

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2010 AND 2009

1.  NATURE OF BUSINESS

Global Food Technologies, Inc. (the “Company”, “we” , “our” or “us”) is a life sciences company focused on food safety processes for the food processing industry by using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood and to make those products safer for human consumption. The Company has developed a process using its developed technology called the “iPura™ Food Processing System”. The System is installed in processor factories in foreign countries with the product currently sold in the United States. The Company’s ability to generate revenue will depend, among other things, on its ability to demonstrate the merits of the iPura™ system as well as brand development and establishing alliances with suppliers and vendors.

The Company is a registrant under rules and regulations of the Securities and Exchange Commission and has not yet obtained a listing on any stock exchange.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities.  Sales began during the quarter ended September 30, 2009.  At December 31, 2010, the Company has an accumulated deficit approximating $64,400,000 and for the year ended December 31, 2010 negative cash flows from operations of approximately $2,800,000. Additionally, the Company has negative working capital at December 31, 2010 and its ability to continue as a going concern is predicated on its ability to raise additional capital and achieve sustained profitable operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at December 31, 2010, management estimates that it will need to raise additional capital in the amount of $3 million to cover operating costs for fiscal year 2011 and obtain a significant line of credit to finance the “inventory” of iPura product. Any capital raised may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, management has not specifically identified the type or sources of this funding and is exploring commercial and joint venture financing opportunities.

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

Concentrations

We place our cash with high quality financial institutions, and at times balances may exceed the Federal Deposit Insurance Corporation insurance limit.

We contract with a vendor in China and have established operations in China for the production of all of our iPura Tilapia product.  Any disruption in China would have a material adverse effect on our operations as the sole source of Tilapia..

Four customers accounted for more than 10% of accounts receivable at December 31, 2010 and two customers accounted for more than 10% of accounts receivable at December 31, 2009.  Two customers accounted for more than 10% of sales for year ended December 31, 2010 and two customers accounted for more than 10% of sales for year ended December 31, 2009. The customers dominant in sales were Safeway, Inc. in California and Inland Seafood, Inc. in Georgia.

Accounts Receivable

Management develops an estimate of the allowance for doubtful accounts receivable based on the Company’s current economic circumstances, and its own judgment as to the likelihood of ultimate payment. The Company does not require collateral for trade accounts receivable. Management believes that at December 31, 2010 no allowance for doubtful accounts was necessary.  Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts.

Revenue Recognition

The Company recognizes revenues when all of the following conditions exist:  a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; b) delivery has occurred, based on shipping terms, or services have been rendered; c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and d) collectability is reasonably assured.  The Company recognizes revenue when product is shipped to the customer.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.  Market is determined by comparison with recent sales or net realizable value. Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight line method based on the estimated useful lives of the assets, all estimated at five years. There are no capitalized leasehold improvements. Substantially all of the iPura systems equipment is located in China and Vietnam at December 31, 2010.

Long-lived Assets

We review long lived assets for events or changes in circumstances that indicate that their carrying value may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. No impairment charges were recorded for the years ended December 31, 2010 or 2009.

Patents and Trademarks

The Company has three U.S. patents that relate to proprietary technologies and has filed additional patent applications in both the U.S. and several foreign countries. The Company has registered the iPura™  brand name in the U.S. and has filed additional applications in several foreign countries for the iPura™  brand name.

Costs associated with patents and trademarks are not significant at December 31, 2010 and 2009.

Research and Development Costs

Research and development costs are expensed as incurred. Purchased materials that do not have an alternative future use and the cost to develop prototypes of production equipment are also expensed. Costs incurred in the fabrication, testing, installation of commercial systems are capitalized as long lived assets.

Income Taxes

We account for income taxes under the U.S. GAAP rules. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under U.S. GAAP, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

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

As of and for the years ended December 31, 2010 and 2009, the Company had no recurring or nonrecurring fair value measurements.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, and notes payable approximate their fair value as of December 31, 2010 due to their short term nature.  The fair value of the Company’s notes payable to related parties approximate their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company.

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

There are 9,443,958 and 8,860,684 stock purchase warrants outstanding at December 31, 2010 and 2009, respectively, which were not used in the computation of loss per share as their effect would be antidilutive.

The Company has outstanding Series C preferred stock (see Note 6) which carries an undeclared cumulative dividend feature. Cumulative undeclared dividends are $46,477 as of December 31, 2010.

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

Significant Recently Issued Accounting Pronouncements

Management does not believe any recently issued accounting pronouncements will have a significant future effect on the Company’s financial statements.

3. TRADE AND EQUIPMENT FINANCING DEBT

As an alternative to commercial trade financing, leasing and factoring, we have instituted a program of issuing one year promissory notes, secured by inventory or iPura equipment systems, with annual interest rates from 8.2% to 9.2%. In September 2010, the equipment financing program was discontinued and the remaining equipment financing debt of $97,000 was converted to trade financing debt. The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory or equipment. As is typical of trade financing, the proceeds from sale of inventory by the Company upon collection will be prorated and be used to repay the financing. At December 31, 2010, the Company owed $1,179,297 in trade financing debt. Individual notes mature on their anniversaries throughout the year and based on past renewal activity we expect that the majority will be renewed upon maturity.

4. NOTES PAYABLE OTHER

In 2009, we borrowed $126,000 from a third party. The note had a one year term and was renewed at its maturity. The note is now due during July, 2011, bears annual interest of 9%, is unsecured, and is convertible into common stock at any time at a fixed price of $4.50 per share. An additional $120,000 was borrowed from the same third party in 2010 in two one year notes bearing interest of 5% and 9%, respectively. The original note included 14,000 warrants valued at $13,398, charged to interest expense in the period. The warrants have an exercise price of $7.00 per share, a term of 3 years, and were valued using the Black-Scholes option pricing model using substantially the same assumptions as discussed below under notes payable to related parties (Note 5). The subsequent renewal and the additional notes did not involve any warrants or other additional compensation.

5. NOTES PAYABLE TO RELATED PARTIES

Shareholder loan

In 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at eight percent (8%) per annum and is secured by all assets, including any intellectual assets, of the Company. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In July 2006, $100,000 of principal was repaid. The remaining balance of $250,000 is due on demand. The loan is guaranteed by the President of the Company.

Director loan

In 2006, we arranged for three loans aggregating $290,000 from a Director of the Company. Two of the loans aggregating $190,000 are demand loans and bear interest of 8%. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. Additional consideration for the three loans was approved by the Board in August 2006, in the form of warrants to purchase 29,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In August 2006, we arranged for a fourth loan, a six month bridge loan, for $100,000 from the Director bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in May 2011. Such loans aggregating $290,000 are unsecured. In January 2008, the note holder was awarded 78,000 shares of common stock valued at $351,000 as additional consideration for extending the maturity of the loans.

In November 2009, for the same 12% interest rate, the Company borrowed an additional $100,000 from such director, due on demand. Such loan is unsecured.

The current indebtedness to the Director is $390,000.

5. SHORT TERM CONVERTIBLE NOTE PAYABLE

On November 22, 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 18% per year. The note may be extended for an additional six months at the lender’s sole option. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as current interest expense.

At the sole option of the lender, the principal may also be converted into shares of Company common stock at the rate of $2.25 per share.  The Note is secured by all of the assets of the Company and is subordinate to the 2006 related party note of $250,000.  Currently, the Company does not have the ability or resources to repay such loans if a demand is made for repayment in full.

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

1,000,000 shares were designated Series B Preferred Stock and authorized the issuance of 1,000,000 shares at a par value of $.0001.  Also in April 2009, we issued 222,222 shares of such Series B Preferred Stock for $1,000,000 in cash.  The Series B had preferential rights in liquidation over common stock and was convertible into common stock at a conversion rate of $4.50 per share. In December 2009, the Series B Preferred Stock was converted to Series C Preferred Stock (below) on a share for share basis. There is no Series B Preferred Stock outstanding.

In October 2009, we designated a Series C Preferred Stock and authorized the issuance of 1,500,000 shares at a par value of $.0001. The Series C has preferential rights in liquidation over common stock at $4.50 per share and is convertible into common stock at a one to one conversion rate. There is mandatory conversion to common stock upon the earlier of certain events or five years. The Series C bears a dividend of 8% payable in cash upon declaration of the dividend by the Board of Directors and such accrued dividend shall be payable in cash only in the event working capital requirements permit. Each issued share is accompanied by two warrants to purchase common stock for a period of three years at an exercise price for the greater of $3.00 or 50% of the bid price on an approved public exchange or the most recent private offering price if there is no exchange. 257,222 shares of Series C Preferred Stock were issued in 2009 and 142,391 shares in 2010. At December 31, 2010, there are 399,613 shares of Series C Preferred Stock issued and outstanding.

The cumulative undeclared dividends on the Series C Preferred Stock are $46,477 at December 31, 2010.

Common Stock Issuances

In 2009, a total of 323,838 shares of common stock and 581,305 warrants to purchase common stock were issued in private placements for total proceeds of $1,457,269. All stock and unit sales were priced at $4.50 per share or unit.

In 2010, a total of 486,663 shares of common stock and 228,493 warrants to purchase common stock were issued in private placements for total proceeds of $1,421,574.  In August 2010, an offering was made to existing shareholders for a unit of one share and one warrant for a price of $3.50 per share. 205,160 units were subscribed and purchased for gross proceeds of $717,314. The warrant is exercisable for $4.50 per share for a period of 3 years. In October 2010 a shareholder resident in the United Kingdom offered to purchase a large block of stock for a discounted price of $2.25 per share. He purchased 250,000 shares for $562,500. There were no warrants or other compensation involved in this transaction. Of the shares and units issued 31,503 were issued at the $4.50 price, 205,160 were issued at the $3.50 price and 250,000 were issued at $2.25.

Stock Incentive Plan

In November 2006, we adopted a stock incentive plan to incentivize employees and consultants with awards of stock options, stock appreciation rights and restricted stock grants. There are a maximum of 3,000,000 shares of Common Stock subject to award under the plan and the awards must be made at fair market value at the date of the award. Awards have been made as follows:

Year	Shares Issued	Value per share	Compensation expense	Number of Grantees
2006	530,000	$4.50	$2,385,000	26
2007	460,000	$4.50	$2,070,000	16
2008	191,000	$4.50	$859,500	11
2009	164,000	$4.50	$738,000	9
2010	none

Through December 31, 2010, 1,345,000 shares have been granted and there are still 1,655,000 shares remaining available for grant under the plan.

The shares are fully vested and become transferable upon registration of the shares with the Securities and Exchange Commission or upon the development of a listing in a market initiated by us.

Officers and Directors Stock Compensation

The Board periodically issues shares and warrants to Directors for specific compensation elements. At December 31, 2010, there were 700,000 warrants outstanding to Officers and Directors exercisable at $5.00 to 7.00, expiring in 2011 and 2013.

Board compensation in the form of a monthly retainer and attendance fees are accrued but are payable in shares of common stock as long as cash flow from operations is negative. Shares were issued to Directors for accrued compensation in the amount of 46,664 shares in 2010 and 32,850 shares in 2009.

There were no grants of options or warrants to officers or Directors in 2009 or in 2010.

A summary of the status of these compensation arrangements is as follows:

	Warrants For Shares	Weighted Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	700,000	$5.57	3.33
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2009	700,000	$5.57	2.75	$-
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2010	700,000	$5.57	1.80	$-
Exercisable at December 31, 2010	700,000	$5.57	1.80	$-

Warrants

At December 31, 2010, we had issued 9,443,958 warrants, exercisable from 1 to 3 years at $3.00 to $7.00, in conjunction with sales of common and preferred stock and awards for services.

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

During 2009, an equity program was implemented to reward stockholders, including indirect stockholders of our parent entity, for the longevity of their stock holdings since the Company has not provided public market liquidity.  The Company issued common stock warrants based on cash investment and time of investment to existing stockholders using December 31, 2008 as the date of record.  The award formula was to grant warrants to the stockholders in the amount of 2% of the share owned for each year or partial year of investment.  The warrants have a term of three years, expire in April 2012, and have an exercise price of $7.00.  A total of 1,891,928 warrants were issued under this program. The Company has accounted for these warrants as an adjustment of the original issuance price and recorded approximately $1,778,000 as a charge to accumulated deficit during 2009.  The $1,778,000 was based on the fair value of the warrants issued of $0.94 per warrant determined based on the Black Scholes pricing model with the following assumptions: expected volatility of 50%, a risk free interest rate of 1.0%, an expected term of 3 years, and no dividend yield.

During 2010, we issued an additional 228,493 warrants exercisable at $4.50 to $7.00 for 3 years in connection with our common stock offerings and 284,781 warrants exercisable at $3.00 for 3 years in connection with the Series C Preferred Stock offering.

At December 31, 2010, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at January 1, 2009	6,373,451	$5.56
Warrants granted	2,557,233	6.20
Warrants expired	-	-
Warrants outstanding at December 31, 2009	8,930,684	5.63
Warrants granted	513,274	3.78
Warrants expired	-	-
Warrants outstanding at December 31, 2010	9,443,958	$5.51

The following table summarizes information about warrants outstanding at December 31, 2010:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price
5,259,450	$4.50-7.00	2011	$5.43
2,707,234	$3.00-7.00	2012	$6.13
1,213,274	$3.00-7.00	2013	$4.70
64,000	$4.50	(1)	$4.50
200,000	$4.50	(2)	$4.50
9,443,958			$5.51

(1)	Expires two years after repayment of principal on notes giving rise to the warrants
(2)	Warrants expire 2 years after commencement of trading of common shares

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our headquarters and warehouse facilities in Hanford, California. We also lease an automobile for an officer and office equipment.  Future minimum lease payments required on these non-cancelable operating leases are as follows:

Years ended December 31,	Amount

2011	157,287
2012	137,528
2013	138,182
2014	118,010
2015	—
$551,007

Facilities rent expense for the year ended December 31, 2010 was $139,802.

10. INCOME TAXES

The Company does not have significant income tax expense or benefit from inception through December 31, 2010.  The tax net operating losses have resulted in a deferred tax asset with a 100% valuation allowance applied against such asset at December 31, 2010 and 2009.  The tax net operating loss carryforward (“NOL”) approximates $35 million at December 31, 2010.  Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting gives rise to a deferred income tax asset at December 31, 2010 and 2009 as follows:

	2010	2009
Deferred tax asset –NOL’s	$14,151,000	$12,657,000
Less valuation allowance	$(14,151,000)	$(12,657,000)
Net deferred tax asset	$-	$-

The valuation allowance increased by $1,494,000 and $1,571,000 during the years ended December 31, 2010 and 2009, respectively.

A reconciliation of the effective income tax rate to the United States statutory income tax rate for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Tax benefit at the U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0%	34.0%
Effective income tax rate	-%	-%

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