Form 10-Q
period 2011-03-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2011-05-06
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2011

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
Large accelerated filer ☐   accelerated filer ☐  non accelerated filer ☐  smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes☐  No☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:
Class	Outstanding as of March 31, 2011
Common stock, par value $0.0001	30,642,701

GLOBAL FOOD TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Current Assets
Cash	$747,224	$1,004,654
Accounts receivable	9,860	30,939
Inventory	50,302	124,141
Prepaid expenses	48,580	44,285
Total Current Assets	855,966	1,204,019

Fixed Assets – net	1,001,477	1,020,964

Other Asset	23,189	23,189

TOTAL ASSETS	$1,880,632	$2,248,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$111,230	$104,047
Accrued liabilities	756,167	693,096
Notes payable – related parties	640,000	640,000
Note payable – others	246,000	246,000
Trade finance notes payable	1,179,297	1,179,297
Short term convertible note payable	1,300,000	1,300,000
Total Current Liabilities	4,232,694	4,162,440

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, Series A and B, none issued and outstanding, Series C, 399,613 shares issued and outstanding at March 31, 2011 and December 31, 2010.	40	40
Common stock, $.0001 par value, 100,000,000 shares authorized, 30,642,701 and 30,400,014 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	3,064	3,040
Additional paid-in capital	63,003,130	62,442,754
Accumulated deficit	(65,358,296)	(64,360,102)
Total Stockholders’ Deficit	(2,352,062)	(1,914,268)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,880,632	$2,248,172

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Revenues	$89,566	$321,324
Cost of goods sold	77,601	331,064
Gross profit (loss)	11,965	(9,740)

Operating Expenses
Marketing	269,515	279,413
General and administrative	351,428	417,500
Research and development	266,786	174,920
Depreciation	19,487	20,981
Interest	102,943	27,836
Total Operating Expenses	1,010,159	920,650

NET LOSS	$(998,194)	$(930,390)

Undeclared dividends on Preferred Stock	58,465	10,634

Net loss available to Common Stockholders	(1,056,659)	(941,024)

Loss per common share, basic and diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding, basic and diluted	30,582,029	29,769,965

                 See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2011
 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2010	399,613	$40	30,400,014	$3,040	$62,442,754	$(64,360,102)	$(1,914,268)
Sales of common stock for cash, net	-	-	236,509	23	546,477	-	546,500
Common stock issued for services	-	-	6,178	1	13,899	-	13,900
Net loss	-	-	-	-	-	(998,194)	(998,194)
Balance, March 31, 2011	399,613	$40	30,642,701	$3,064	$63,003,130	$(65,358,296)	$(2,352,062)

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(998,194)	$(930,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,487	20,981
Stock issued for services	13,900	102,505
Changes in operating assets and liabilities:
Accounts receivable	21,079	63,098
Inventory	73,839	(52,667)
Prepaid expenses	(4,295)	(28,840)
Accounts payable	7,183	117,999
Accrued liabilities	63,071	102,860

Cash used in operating activities	(803,930)	(604,454)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	100,000
Sale of preferred stock	-	565,758
Sale of common stock	546,500	54,563

Net cash provided by financing activities	546,500	720,321

CHANGE IN CASH	(257,430)	115,867

CASH – BEGINNING OF PERIOD	1,004,654	22,135

CASH – END OF PERIOD	$747,224	$138,002

SUPPLEMENTAL DISCLOSURES Interest paid	$35,643	$22,037

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

1. Description and nature of the business, organization and basis of presentation.

Global Food Technologies, Inc. (the “Company”, “we” , “our” or “us”) is a life sciences company focused on food safety processes for the food processing industry by using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood and to make those products safer for human consumption. The Company has developed a process using its technology called the “iPura™ Food Processing System”. The System is installed in processor factories in foreign countries with the product currently sold in the United States. The Company’s ability to generate revenue will depend, among other things, on its ability to demonstrate the merits of the iPura™ system, as well as brand development and establishing alliances with suppliers and vendors.

The Company is a registrant under rules and regulations of the Securities and Exchange Commission and has not yet obtained a listing on any stock exchange.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities.  Sales began during the quarter ended September 30, 2009. At March 31, 2011, the Company has accumulated losses totaling $65,358,296, negative working capital of $3,376,728, and negative cash flows from operations of $803,930 for the quarter ended March 31, 2011. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 31, 2011.  The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. The condensed consolidated balance sheet as of December 31, 2010 and any related disclosures have been derived from the December 31, 2010 audited financial statements filed in the Company’s 2010 Form 10-K.

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

Loss per common share

Loss per common share was computed using the weighted average number of shares of common stock outstanding during the period. Not used in the computation since their effect would be antidilutive were 399,613 shares of Preferred Stock and 9,443,958 Common Stock purchase warrants.

Income taxes

The Company has no significant income tax expense or benefit for the periods presented due to its tax net operating loss carryforwards and related 100% deferred tax asset valuation allowance.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.  Market is determined by comparison with recent sales or net realizable value. Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. No reserve has been recorded as of March 31, 2011.

2. Inventory.

At March 31, 2011, inventory consists of frozen tilapia fish available for sale.  It is classified as finished goods and is recorded at delivered cost.

3. Notes Payable - Trade and Equipment

As an alternative to commercial trade financing, leasing and factoring, we previously instituted a program of issuing promissory notes, secured by inventory or iPura equipment systems, in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. In September 2010, the equipment financing program was discontinued and the remaining equipment financing debt of $97,000 was converted to trade financing debt. The funds are received and controlled by a third-party custodian to be disbursed only for third-party costs of inventory. As is typical of trade financing, the proceeds from sale of inventory by the Company upon collection will be prorated and be used to repay the financing. At March 31, 2011, the Company owed $1,179,297 in trade financing debt. Individual notes mature on their anniversaries throughout the year and based on past renewal activity, we expect that the majority will be renewed upon maturity.

4.  Notes Payable - Others.

In July 2009, we borrowed $126,000 from a third party. The note has a one year term, has been renewed and is due July 2011, bears interest at 5% and is convertible into common stock at the option of the lender at any time at a price of $4.50 per share. An additional $120,000 was borrowed from the same third party in 2010 in two one-year notes bearing interest of 5% and 9%, respectively.

5. Notes Payable Related Parties.

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

Director loan

In 2006, we arranged for three loans aggregating $290,000 from Gary Nielsen, a Director of the Company. Two of the loans aggregating $190,000 are demand loans and bear interest of 8%. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. Additional consideration for the three loans was approved by the Board in August 2006, in the form of warrants to purchase 29,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In August 2006, we arranged for a fourth loan, a six month bridge loan, for $100,000 from the Director bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in May 2011. Such loans aggregating $290,000 are unsecured. In January 2008, the note holder was awarded 78,000 shares of common stock valued at $351,000 as additional consideration for extending the maturity of the loans.

In November 2009, for the same 12% interest rate, the Company borrowed an additional $100,000 from such director, due on demand. Such loan is unsecured.

The current indebtedness to the Director is $390,000.

6. Short Term Convertible Note Payable

On November 22, 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 18% per year. The note may be extended for an additional six months at the lender’s sole option. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as current interest expense.

At the sole option of the lender, the principal may also be converted into shares of Company common stock at the rate of $2.25 per share.  The Note is secured by all of the assets of the Company and is subordinate to the 2006 related party note of $250,000.  Currently, the Company does not have the ability or resources to repay such loan if a demand is made for repayment in full at scheduled maturity in May 2011.

7. Stockholders’ Deficit.

Preferred Stock Issuance.

During the three months ended March 31, 2011, there were no issuances of preferred stock.

Common Stock Issuances.

We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations.

In the three months ended March 31, 2011, a total of 236,509 shares of common stock were issued in private placements for total proceeds of $546,500, net of costs of $3,500.

These sales represent two sales, one for $500,000 at $2.25 per share and one for $50,000 at $3.50 per share. There were no warrants or other consideration involved.

During the three months ended March 31, 2011, a total of 6,178 shares of common stock were issued for services received from consultants totaling $13,900, valued at $2.25 per share.

Warrants.

There are 9,443,958 warrants outstanding as of March 31, 2011 exercisable from 2 to 5 years at $4.50 to $7.00, in conjunction with sales of common and preferred stock and awards for services.

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

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura™ System. At March 31, 2011, the Company has accumulated losses totaling $65,358,296, negative working capital of $3,376,728, and negative cash flows from operations of $803,930 for the quarter ended March 31, 2011.  Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system.

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

Promotion of the brand, of course, includes advertising. We advertise in trade publications such as:
Seafood Business, Seafood International, Intrafish, GAA Magazine, Progressive Grocer, Food Safety Magazine and Chef.

One of the most important direct marketing opportunities of the year is presented at the International Boston Seafood Show, held in March of 2011.  We had a large presence and were fully staffed with the sales and marketing team.  We had the opportunity to meet with top executives from our target prospect list, as well as to conduct interviews with media to promote the iPura® brand and private label business. We believe that this direct approach to large distributors and retailers, combined with media coverage and a limited amount of consumer marketing will result in the market acceptance of the iPura® brand.

Consumer marketing currently is limited to a social media presence and our contract with Global Media Fund, LLC to place articles describing iPura® food safety in various newspapers throughout the U.S. Currently, most of our retail sales, such as at grocery stores, are made to customers without any prominent iPura® branding. We hope to improve point-of-sale branding and have developed descriptive brochures and educational materials for display at various supermarkets where seafood with the iPura® seal is sold. The Social Media core tools: Facebook, Twitter, YouTube and Blogger are used to publicize iPura within industry thought leaders and directly to consumers.

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

Under these agreements, GFT is generally responsible for the cost of manufacturing, fabricating and installing the iPura® System at the processors’ facilities, with the processors providing power and utility connections and certain other operating expenses.  In one instance, our iPura® System would typically be installed onto one or two processing lines at the processors’ facilities.  Our iPura® System will be operated and supervised by GFT personnel, at GFT’s expense.  Seafood processed through our iPura® System will then be packaged and labeled with our iPura® seal.  IFD has the exclusive rights to buy and distribute the seafood processed with our iPura® System and the processors therefore cannot sell such seafood to any other customers or distributors, or otherwise use our iPura® System for any other seafood processing. The agreements have terms that range from one to three years from the date of completion of the installation of our iPura® System at the respective processor’s facility.  IFD has obtained most favored nations pricing with respect to seafood purchased under all of the agreements. None of the agreements have any minimum purchase requirements for IFD.

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

We have received limited purchase orders to date for our products and continue negotiations with certain select U.S. grocery store retailers, including negotiations with regional and national retailers.  With this “importer” sales model, we will need to obtain adequate financing in order to purchase the seafood from the processor and carry the seafood inventory costs until resold to a sub-distributor or retailer. The marketing focus is now on the private label business with these same retailers and is expected to require much less inventory carrying cost and to yield an assured gross profit with a cost plus pricing model.

Liquidity and Capital Resources

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

As of March 31, 2011, we had trade indebtedness in the ordinary course of business as well as other debt in the form of continuing short term loans of $640,000 from a Director and a shareholder due on demand, and one-year notes from a third party in the amount of $246,000, due in 2011.

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

We have implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring.  This financing program consists of issuing promissory notes, secured by inventory, in series of maturities from one to three years with annual interest rates from 8.2% to 9.2%. The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory. As is typical of trade financing, the Company’s collected sales proceeds will be allocated between trade financing debt payoff and the Company. At March 31, 2011, the Company had $1,179,297 in trade financing debt on one year notes. They mature on their anniversaries throughout the year and based on past renewal activity we expect that the majority will be renewed upon maturity.

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

Results of Operations

Sales:

We began sales in July 2009, with sales of $343,179 recorded for the year ended December 31, 2009. In the quarter ended March 31, 2011, sales were $89,566, of which 71% were to Certi-Fresh Foods, Inc., a large distributor. In the comparable quarter in 2010, sales were $321,324, of which 65% were to Safeway. The decrease of 72% is attributable to the absence of sales to Safeway and Inland Seafood. The remaining sales were to regional grocery distributors that sell to independent grocery stores, food service distributors and restaurants in many regions throughout the country. While we expect sales to Safeway and Inland to resume with the introduction of our private label program, the non-Safeway sales have continued to increase quarterly. We are emphasizing a cost plus pricing approach with the private label program that we believe will allow us to recapture warehousing and transportation costs, which previously undermined margins realized. Our gross margin for the 3 months ended March 31, 2010 was a negative $9,470 (-3%) compared to $11,965 (13%) in the comparable 2011 quarter on much reduced volume reflecting elimination of high cost low / margin sales to smaller distributors. We anticipate our margins to improve further as the private label / cost plus pricing is implemented in the larger retailers and distributors.

Expenses:

Our net loss for the quarter ended March 31, 2011 was $998,194 compared to $930,390 for the comparable quarter in 2010, an increase of 7% due to the 53% increase in Research and Development spending in 2011.

The increase in net loss between the three months comparative periods is a combination of  an approximate 16% ($66,000) decrease in General and Administrative expenses, the result a general decrease in spending especially for legal and travel but also including a reduction of  non-cash charges to expense for issuance of equity securities combined with a 53% increase in Research and Development spending on upgrading the design of the iPura hardware system as well as significant spending on the evaluation of an improved antimicrobial solution. Marketing expense remained relatively constant between the periods.

Depreciation expense remained constant between the three month periods, with only one iPura system having been installed and depreciated, but will increase as additional systems are installed. Interest expense increased approximately 270% between the three month comparative periods reflecting the new debt of $1,300,000 with an interest rate of 18%, which is payable only in common stock. This interest is $58,500 per quarter and represents 50% of the interest expense recorded.  The cash used in operations increased by approximately 33% from $604,454 to $803,930 between the three month periods ended March 31, resulting from a substantial pay-down in 2011 of accounts payable and accrued liabilities utilizing the debt financing received late in 2010.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Customer and Supplier Concentration

Our revenue for the three months ended March 31, 2011 was derived from a limited number of  customers, with approximately 71% of our total revenue attributable to one customer, Certi-Fresh Foods, Inc.  We expect this customer concentration with Certi-Fresh Foods as well as Inland Seafood and Safeway, Inc. to continue in the short-term as we seek to expand our sales with these major customers, but anticipate that customer concentration will eventually begin to decline if we are able to expand our customer base and effectively market and brand iPura.

All of our inventory for the quarter ended March 31, 2011 was derived from one supplier at its processing plant in China.  As described above, subject to financial resources and obtaining purchase orders, we anticipate purchasing and processing additional inventory from another supplier located in Vietnam by the second quarter of 2011.   Therefore, we anticipate continued dependence upon a very small number of suppliers.  The future loss of any major customer or supplier could have a material adverse effect on our business, financial condition and results of operations.

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

During the three months ended March 31, 2011, a total of 6,178 shares of common stock were issued for services to consultants. Related expense of approximately $13,900 was recorded as operating expenses in the quarter ended March 31, 2011.

During the three months ended March 31, 2011, a total of 236,509 shares of common stock were issued in private placements for total proceeds of $546,500, net of costs of $3,500.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three month period ended March 31, 2011, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets. However, as noted above under “Liquidity and Capital Resources” in Part I, Item 2, we have certain notes that are due upon demand, and we do not currently have the resources to repay such notes if demands for immediate payment in full were made.

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

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: May 6, 2011	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: May 6, 2011	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)