Form 10-Q
period 2011-06-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2011-08-08
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2011

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
Large accelerated filer ☐   accelerated filer ☐  non accelerated filer ☐  smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes☐  No☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:
Class	Outstanding as of June 30, 2011
Common stock, par value $0.0001	31,102,412

GLOBAL FOOD TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current Assets
Cash	$993,979	$1,004,654
Accounts receivable	2,968	30,939
Inventory	135,979	124,141
Prepaid expenses	36,705	44,285
Total Current Assets	1,169,631	1,204,019

Fixed Assets – net	983,039	1,020,964

Other Asset	23,189	23,189

TOTAL ASSETS	$2,175,859	$2,248,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$131,573	$104,047
Accrued liabilities	869,363	693,096
Notes payable – related parties	640,000	640,000
Note payable – others	246,000	246,000
Trade finance notes payable	1,205,797	1,179,297
Short term convertible note payable	1,300,000	1,300,000
Total Current Liabilities	4,392,733	4,162,440

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, Series A and B, none issued and outstanding, Series C, 399,613 shares issued and outstanding at June 30, 2011 and December 31, 2010.	40	40
Common stock, $.0001 par value, 100,000,000 shares authorized, 31,102,412 and 30,400,014 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	3,110	3,040
Additional paid-in capital	64,037,434	62,442,754
Accumulated deficit	(66,257,458)	(64,360,102)
Total Stockholders’ Deficit	(2,216,874)	(1,914,268)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,175,859	$2,248,172

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$11,872	$314,476	$101,438	$635,800
Cost of goods sold	11,890	314,332	89,491	645,396
Gross profit (loss)	(18)	144	11,947	(9,596)

Operating Expenses
Marketing	199,265	354,572	468,780	633,985
General and administrative	322,081	302,178	673,509	719,678
Research and development	256,106	188,899	522,892	363,819
Depreciation	18,438	20,981	37,925	41,962
Interest	103,254	34,962	206,197	62,798
Total Operating Expenses	899,144	901,592	1,909,303	1,822,242

NET LOSS	$(899,162)	$(901,448)	$(1,897,356)	$(1,831,838)

Undeclared dividends on Preferred Stock	11,988	11,866	23,977	22,500

Net loss available to Common Stockholders	(911,150)	(913,314)	(1,921,333)	(1,854,338)

Loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Weighted average common shares outstanding, basic and diluted	30,872,557	29,810,542	30,696,957	29,790,254

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2011
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2010	399,613	$40	30,400,014	$3,040	$62,442,754	$(64,360,102)	$(1,914,268)
Sales of common stock for cash, net	-	-	680,953	68	1,546,432	-	1,546,500
Common stock issued for services	-	-	21,445	2	48,248	-	48,250
Net loss	-	-	-	-	-	(1,897,356)	(1,897,356)
Balance, June 30, 2011	399,613	$40	31,102,412	$3,110	$64,037,434	$(66,257,458)	$(2,216,874)

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,897,356)	$(1,831,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,925	41,962
Stock issued for services	48,250	310,628
Changes in operating assets and liabilities:
Accounts receivable	27,971	120,430
Inventory	(11,838)	80,409
Prepaid expenses	7,580	(16,495)
Accounts payable	27,526	7,855
Accrued liabilities	176,267	367,025
Cash used in operating activities	(1,583,675)	(920,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	26,500	275,000
Sale of preferred stock	-	640,758
Sale of common stock-net	1,546,500	54,563
Net cash provided by financing activities	1,573,000	970,321

CHANGE IN CASH	(10,675)	50,297

CASH – BEGINNING OF PERIOD	1,004,654	22,135

CASH – END OF PERIOD	$993,979	$72,432

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$75,597	$48,200

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

The Company is a registrant under rules and regulations of the Securities and Exchange Commission but has not yet obtained a listing on any stock exchange.

Going concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2011, the Company has accumulated losses totaling $66,257,458, negative working capital of $3,223,102, and negative cash flows from operations of $1,583,675 for the six months ended June 30, 2011. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.  The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. The condensed consolidated balance sheet as of December 31, 2010 and any related disclosures have been derived from the December 31, 2010 audited financial statements filed in the Company’s 2010 Form 10-K.

Accounting policies

Revenue recognition

The Company recognizes revenues when all of the following conditions exist:  a) persuasive evidence of an arrangement exists; b) delivery has occurred or services have been rendered; c) the Company’s price to the buyer is fixed or determinable; and d) collectability is reasonably assured.  To date, all of the orders from our customers have met these criteria and therefore, the Company recognizes revenue when product is shipped to the customer.

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

Loss per common share

Loss per common share was computed using the weighted average number of shares of common stock outstanding during the period. Not used in the computation since their effect would be antidilutive, were 399,613 shares of Preferred Stock and 9,443,958 Common Stock purchase warrants.

Income taxes

The Company has no significant income tax expense or benefit for the periods presented due to its tax net operating loss carryforwards and related 100% deferred tax asset valuation allowance.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.  Market is determined by comparison with recent sales or net realizable value. Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. No reserve has been recorded as of June 30, 2011.

2. Inventory

At June 30, 2011, inventory consists of frozen tilapia fish available for sale.  It is classified as finished goods and is recorded at delivered cost.

3. Trade Finance Notes Payable

As an alternative to commercial trade financing, leasing and factoring, we previously instituted our own form of trade finance of issuing promissory notes, secured by inventory or iPura equipment systems, in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. In September 2010, the equipment financing program was discontinued and the remaining equipment financing debt of $97,000 was converted to trade financing debt. The funds are received and controlled by a third-party custodian to be disbursed only for third-party costs of inventory. At June 30, 2011, the Company owed $1,205,797 in trade financing debt. Individual notes mature on their anniversaries throughout the year and based on past renewal activity, we expect that the majority will be renewed upon maturity.

4.  Notes Payable - Others

In July 2009, we borrowed $126,000 from a third party. The note has a one year term, has been renewed and became due July 2011, bears interest at 5% and is convertible into common stock at the option of the lender at any time at a price of $4.50 per share. An additional $120,000 was borrowed from the same third party in 2010 in two one-year notes bearing interest of 5% and 9%, respectively. Such notes are due on demand.

5. Notes Payable - Related Parties

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

Director loan

In 2006, we arranged for three loans aggregating $290,000 from Gary Nielsen, a Director of the Company. Two of the loans aggregating $190,000 are demand loans and bear interest of 8%. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. Additional consideration for the three loans was approved by the Board in August 2006, in the form of warrants to purchase 29,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In August 2006, we arranged for a fourth loan, a six month bridge loan, for $100,000 from the same Director bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in November 2011. Such loans aggregating $290,000 are unsecured. In January 2008, the note holder was awarded 78,000 shares of common stock valued at $351,000 as additional consideration for extending the maturity of the loans.

In November 2009, for the same 12% interest rate, the Company borrowed an additional $100,000 from such director, due on demand. Such loan is unsecured.

The current indebtedness to the Director is $390,000.

6. Short Term Convertible Note Payable

On November 22, 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 18% per year. The note has been extended for an additional six months. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share.
At the sole option of the lender, the principal may also be converted into shares of Company common stock at the rate of $2.25 per share.  The Note is secured by all of the assets of the Company and is subordinate to the 2006 related party note of $250,000.  Currently, the Company does not have the ability or resources to repay such loan if a demand is made for repayment in full at scheduled maturity in November 2011.

7. Stockholders’ Deficit

Preferred Stock Issuance

During the six months ended June 30, 2011, there were no issuances of preferred stock.

Common Stock Issuances

We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations.

In the six months ended June 30, 2011, a total of 680,953 shares of common stock were issued in a private placement for proceeds of $1,546,500, net of costs of $3,500. This represented three sales one for $50,000 priced at $3.50 per share , the others priced at $2.25 per share were to the same individual in tranches of $500,000 and $1,000,000.  There were no warrants or other consideration involved.

During the six months ended June 30, 2011, a total of 21,445 shares of common stock were issued for services received from consultants totaling $48,250, valued at $2.25 per share.

Warrants

There are 9,443,958 warrants outstanding as of June 30, 2011 exercisable from 2 to 5 years at $4.50 to $7.00, in conjunction with sales of common and preferred stock and awards for services.

The above securities were issued under exemption from Regulation under either Regulation D or S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Our iPura® System is the physical on-site processing element of the  “iPura® Food Safety Program”, which combines various food safety elements described below. Our latest generation iPura® System is designed to process seafood, with certain customization required for different types of seafood and the specific requirements of a given installation site.

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

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura® System. At June 30, 2011, the Company has accumulated losses totaling $66,257,458, negative working capital of $3,223,102, and negative cash flows from operations of $1,583,675 for the six months ended June 30, 2011. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system.

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

 The iPura® seal is anchored with a descriptive and lasting slogan: “The Highest Standard in Food Safety™”.

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

 We are proceeding to validate iPura® with sales in the U.S. markets through the “importer model” of filling wholesaler orders from inventory. This has allowed the iPura® brand to gain a limited amount of market recognition which management believes will lead to important private label brand manufacturing sales.  After the private label business is proven, we intend to pursue growth by adding more food products and by licensing strategic partners to distribute iPura® labeled products internationally, thereby creating additional streams of recurring revenue. Market entry begins with the most popular aquaculture products: tilapia, striped pangasius (swai), catfish, salmon, and shrimp. Farmed tilapia and swai are available now, guaranteed to have been processed with the iPura®   Food Safety Program.

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

Consumer marketing currently is limited to a social media presence and our contract with Global Media Fund, LLC to place articles describing iPura® food safety in various newspapers throughout the U.S. Currently, most of our retail sales, such as at grocery stores, are made to customers without any prominent iPura® branding. We hope to improve point-of-sale branding and have developed descriptive brochures and educational materials for display at various supermarkets where seafood with the iPura® seal is sold. The Social Media core tools: Facebook, Twitter, YouTube and Blogger are used to publicize iPura® within industry thought leaders and directly to consumers.

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

GFT has completed the China installation, and begun processing seafood at this facility, although in limited quantities to date.  Sales of seafood in the U.S. from this facility accounted for all of our sales to date. There is a second iPura® System located at this same processor in China that is available for future installation if sales levels require it. We have also completed installation of a larger iPura® System with one processor in Vietnam.  This unit is not yet in production, although we expect it to be by the end of the third quarter of 2011.

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

Based on our cash balance as of June 30, 2011, we are in need of immediate additional financing to fund our current working capital requirements.  Furthermore, we believe that we will need approximately $3 million to manufacture iPura® Systems and cover operating expenses during the next twelve months, in addition to a financing vehicle or a  line of credit to finance the inventory of iPura® product.  As an alternative to a traditional commercial bank line of credit, we have implemented a program, described below, to finance inventory.  The amount of capital required will vary depending on a variety of factors, many of which are beyond our control.  We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.  Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding.

As of June 30, 2011, we had trade indebtedness in the ordinary course of business as well as other debt in the form of continuing short term loans of $640,000 from a Director and a shareholder due on demand, and one-year notes from a third party in the amount of $246,000, due in 2011.

On November 22, 2010, a company in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 18% per year. The note has been extended for an additional six months. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as current interest expense. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the rate of $2.25 per share.  Pursuant to a security agreement, the Note is secured by all of the assets of the Company and is subordinate to the 2006 related party note of $250,000.  Currently, we do not have the ability or resources to repay such loans if a demand is made for repayment in full.  In such event, this secured lender could foreclose on all of our assets as part of its security interest.

As an alternative to commercial trade financing, leasing and factoring, we previously instituted our own form of trade finance of issuing promissory notes, secured by inventory or iPura equipment systems, in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. In September 2010, the equipment financing program was discontinued and the remaining equipment financing debt of $97,000 was converted to trade financing debt.  The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory. At June 30, 2011, the Company had $1,205,797 in trade financing debt on one year notes. They mature on their anniversaries throughout the year and based on past renewal activity we expect that the majority will be renewed upon maturity.

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

Results of Operations

Sales:

We began sales in July 2009, with sales of $343,179 recorded for the year ended December 31, 2009. In the quarter ended June 30, 2011, sales were $11,872, all of which were to The Meat Market, a regional distributor. In the comparable quarter in 2010, sales were $314,476 of which 39% were to Safeway, Inc. This constitutes a  decrease of 96% , which is attributable to the absence of sales to Safeway and Inland Seafood during the quarter ended June 30, 2011

For the six months ended June 30, 2011 the decrease was 84% compared to the six month period ended June 30,  2010 with $635,800 in sales during the six month period in 2010 and sales of  101,438 during the comparable six months period in 2011. While we expect sales to Safeway and Inland to resume with the introduction of our private label program, the non-Safeway sales have been minimized until adequate margins can be anticipated with the introduction of iPura® branded product in a new two pound package. We are emphasizing a cost plus pricing approach with the private label program that we believe will allow us to recapture warehousing and transportation costs, which previously undermined margins realized. Our gross margin for the three months ended June 30, 2010 was a negative $18 (-3%) compared to $144  in the comparable 2010 quarter on much reduced volume reflecting the narrow margins to smaller distributors caused by high warehousing and transportation costs.. We anticipate our margins to improve further as the private label / cost plus pricing is implemented in the larger retailers and distributors.

Expenses:

Our net loss for the quarter ended June 30, 2011 was $899,162, compared to $901,448 for the comparable quarter in 2010, a non-material decrease. An increase R&D expense and interest expense was offset by a decrease in marketing expense between the periods.  For the six months ended June 30, 2011, the loss increased 4% over the comparable 2010 period, from $1,831,838  to $1,897,356, due to the increase in R&D and interest expenses not fully offset by a reduction on marketing expense.

The stability of the net loss between the three month comparative periods is a combination of an approximate 43% ($148,000) decrease in Marketing expenses. Marketing expenses decreased in the quarter ended June 30, 2011 because the bulk of the Company’s current marketing budget is spent at the Boston seafood show held in the first quarter. Research and Development spending increased 36% ($67,000) primarily due to spending on costs to upgrade the design of the iPura hardware system as well as significant spending on the evaluation of an improved antimicrobial solution. Interest expense increased by  195% ($136,000), representing the increased level of short term financing between the periods. The new interest component for the convertible note of $1,300,000 is $58,500 per quarter but is accrued and not payable in cash but in common stock at maturity. The same relationships are responsible for the 4% increase in net loss for the six month period ended June 30, 2011 compared to the comparable 2010 period. Marketing expenses decreased 26% ($165,000) offset by the 44% ($159,000) increase in Research and Development spending coupled with the 228% ($143,000) increase in Interest expense. The fluctuations between the six month periods have the causal attributes as in the three month periods.

Depreciation expense remained constant between both the comparable three and six month periods, with only one iPura system having been installed and depreciated, but will increase as additional systems are installed. Interest expense increased approximately 190% between the three month comparative periods reflecting the new debt of $1,300,000 with an interest rate of 18%, which is payable only in common stock. The cash used in operations increased by approximately 72% from $920,024 to $1,583,675 between the six month periods ended June 30, resulting from a substantial pay-down in 2011 of accounts payable and accrued liabilities utilizing the debt financing received late in 2010 and early 2011.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Customer and Supplier Concentration

Our revenue for the three months ended June 30, 2011 was derived from a limited number of  customers, with approximately 90% of our total revenue attributable to one customer, The Meat Market We expect this customer concentration with The Meat Market as well as Inland Seafood and Safeway, Inc. to continue in the short-term as we seek to expand our sales with these major customers, but anticipate that customer concentration will eventually begin to decline if we are able to expand our customer base and effectively market and brand iPura.

All of our inventory for the quarter ended June 30, 2011 was derived from one supplier at its processing plant in China.  As described above, subject to financial resources and obtaining purchase orders, we anticipate purchasing and processing additional inventory from another supplier located in Vietnam by the second quarter of 2011.   Therefore, we anticipate continued dependence upon a very small number of suppliers.  The future loss of any major customer or supplier could have a material adverse effect on our business, financial condition and results of operations.

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

During the three months ended June 30, 2011, a total of 15,267 shares of common stock were issued for services to consultants. Related expense of approximately $34,350 was recorded as operating expenses in the quarter ended June 30, 2011.

During the three months ended June 30, 2011, a total of 444,444 shares of common stock were issued in a private placement for total proceeds of $1,000,000.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three month period ended June 30, 2011, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets. However, as noted above under “Liquidity and Capital Resources” in Part I, Item 2, we have certain notes that are due upon demand, and we do not currently have the resources to repay such notes if demands for immediate payment in full were made.

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

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: August 5, 2011	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: August 5, 2011	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)