Form 10-Q/A
period 2011-06-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2011-09-12
CIK 1122108

FORM 10-Q/A
Amendment No. 1

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
Large accelerated filer ☐   accelerated filer ☐  non accelerated filer ☐  smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes☐  No☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:
Class	Outstanding as of June 30, 2011
Common stock, par value $0.0001	31,102,412

EXPLANATORY NOTE

This 10-Q is being refiled as an amendment specifically for the purpose of including the XBRL attachments.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1 (1)	Certificate of Amendment to Certificate of Incorporation dated August 18, 2005.

3.2 (2)	Certificate of Amendment to Certificate of Incorporation dated September 15, 2005.

3.3 (3)	Restated Certificate of Incorporation dated October 18, 2005.

3.4 (3)	Second Amended and Restated Bylaws as of August 31, 2005.

3.5 (5)	Restated Certificate of Incorporation dated October 18, 2005

3.6 (5)	Second Amended and Restated Bylaws as of August 31, 2005

31.1 (6)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (6)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (6)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

*
Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed on August 19, 2005 as an exhibit to Global Food’s Report on Form 8-K and incorporated herein by reference.
(2)	Filed on October 6, 2005 as an exhibit to Global Food’s Report on Form 8-K and incorporated herein by reference.
(3)	Filed on November 23, 2005 as an exhibit to Global Food’s Report on Form 10-QSB and incorporated herein by reference.
(4)	Filed on December 11,2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.
(5)	Filed on November 23, 2005, as an exhibit to our Form 10-QSB and incorporated herein by reference.
(6)	Filed on August 8, 2011, as an exhibit to our form 10-Q and incorporated herein by reference.

21

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: September 9, 2011	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: September 9, 2011	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)

22