Form 10-Q
period 2011-09-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2011-11-08
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2011

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
Large accelerated filer ☐   accelerated filer ☐  non accelerated filer ☐  smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes☐  No☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of September 30, 2011
Common stock, par value $0.0001	31,171,605

GLOBAL FOOD TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	September 30, 2011 (Unaudited)	December 31, 2010
Current Assets
Cash	$143,421	$1,004,654
Accounts receivable	848	30,939
Inventory	101,430	124,141
Prepaid expenses	48,009	44,285
Total Current Assets	293,708	1,204,019

Fixed Assets – net	964,607	1,020,964

Other Asset	23,189	23,189

TOTAL ASSETS	$1,281,504	$2,248,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$156,693	$104,047
Accrued liabilities	989,306	693,096
Notes payable – related parties	640,000	640,000
Note payable – others	246,000	246,000
Trade finance notes payable	1,005,797	1,179,297
Short term convertible note payable	1,300,000	1,300,000
Total Current Liabilities	4,337,796	4,162,440

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, Series A and B, none issued and outstanding, Series C, 399,613 shares issued and outstanding at September 30, 2011 and December 31, 2010.	40	40
Common stock, $.0001 par value, 100,000,000 shares authorized, 31,171,605 and 30,400,014 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	3,117	3,040
Additional paid-in capital	64,205,601	62,442,754
Accumulated deficit	(67,265,050)	(64,360,102)
Total Stockholders’ Deficit	(3,056,292)	(1,914,268)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,281,504	$2,248,172

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$5,936	$297,455	$107,374	$933,255
Cost of goods sold	5,774	291,783	95,264	937,178
Gross profit (loss)	162	5,672	12,110	(3,923)
Operating Expenses
Marketing	194,001	272,986	662,782	906,971
General and administrative	455,121	290,287	1,128,630	1,009,965
Research and development	235,750	238,292	758,642	602,113
Depreciation	18,433	20,981	56,357	62,943
Interest	104,449	41,074	310,647	103,871
Total Operating Expenses	1,007,754	863,620	2,917,058	2,685,863

NET LOSS	$(1,007,592)	$(857,948)	$(2,904,948)	$(2,689,786)

Undeclared dividends on Preferred Stock	11,988	11,988	35,965	34,118

Net loss available to Common Stockholders	(1,019,580)	(869,936)	(2,940,913)	(2,723,904)

Loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.10)	$(0.09)

Weighted average common shares outstanding, basic and diluted	31,137,009	29,948,239	30,843,641	29,842,915

                 See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2011
 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	399,613	$40	30,400,014	$3,040	$62,442,754	$(64,360,102)	$(1,914,268)
Sales of common stock for cash, net of issuance costs	-	-	690,946	69	1,581,405	-	1,581,474
Common stock issued for services	-	-	80,645	8	181,442	-	181,450
Net loss	-	-	-	-	-	(2,904,948)	(2,904,948)
Balance, September 30, 2011	399,613	$40	31,171,605	$3,117	$64,205,601	$(67,265,050)	$(3,056,292)

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,904,948)	$(2,689,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56,357	62,943
Stock issued for services	181,450	385,881
Changes in operating assets and liabilities:
Accounts receivable	30,091	118,315
Inventory	22,711	388,275
Prepaid expenses	(3,724)	9,088
Other asset	-	3,400
Accounts payable	52,646	(366,226)
Accrued liabilities	296,210	487,596
Cash used in operating activities	(2,269,207)	(1,600,514)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from trade financing notes payable	69,000	283,297
Repayment of trade financing notes payable	(242,500)	-
Sale of preferred stock	-	640,758
Sale of common stock, net of issuance costs	1,581,474	805,057
Net cash provided by financing activities	1,407,974	1,729,112

CHANGE IN CASH	(861,233)	128,598

CASH – BEGINNING OF PERIOD	1,004,654	22,135

CASH – END OF PERIOD	$143,421	$150,733

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$75,597	$79,633

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Going concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2011, the Company has accumulated losses totaling $67,265,050, negative working capital of $4,044,088, and negative cash flows from operations of $2,269,207 for the nine months ended September 30, 2011. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Loss per common share

Loss per common share was computed using the weighted average number of shares of common stock outstanding during the period. Not used in the computation since their effect would be antidilutive, were 399,613 shares of Preferred Stock and 9,453,951 Common Stock purchase warrants.

Income taxes

The Company has no significant income tax expense or benefit for the periods presented due to its tax net operating loss carryforwards and related 100% deferred tax asset valuation allowance.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.  Market is determined by comparison with recent sales or net realizable value. Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. No reserve has been recorded as of September 30, 2011.

2. Inventory

At September 30, 2011, inventory consists of frozen tilapia fish available for sale or payments against purchase orders being processed.  Fish is classified as finished goods and is recorded at delivered cost.

3. Trade Finance Notes Payable

As an alternative to commercial trade financing, leasing and factoring, we previously instituted our own form of trade finance of issuing promissory notes, secured by inventory or iPura equipment systems, in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. In September 2010, the equipment financing program was discontinued and the remaining equipment financing debt was converted to trade financing debt. The funds are received and controlled by a third-party custodian to be disbursed only for third-party costs of inventory. At September 30, 2011, the Company owed $1,005,797 in trade financing debt. Individual notes mature on their anniversaries throughout the year and based on past renewal activity, we expect that the majority will be renewed upon maturity.

4.  Notes Payable - Others

In July 2009, we borrowed $126,000 from a third party. The note has a one year term, has been renewed until July 2012, bears interest at 9% and is convertible into common stock at the option of the lender at any time at a price of $4.50 per share. An additional $120,000 was borrowed from the same third party in 2010 in two one-year notes bearing interest of 5% and 9%, respectively. Such notes are due on demand. Currently, the Company does not have the ability or resources to repay such loans if a demand is made for repayment in full at scheduled maturities.

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

At the sole option of the lender, the principal may also be converted into shares of Company common stock at the rate of $2.25 per share.  The Note is secured by all of the assets of the Company and is subordinate to the 2006 shareholder loan of $250,000.  Currently, the Company does not have the ability or resources to repay such loan if a demand is made for repayment in full at scheduled maturity in November 2011.

7. Stockholders’ Deficit

Preferred Stock Issuance

During the nine months ended September 30, 2011, there were no issuances of preferred stock.

Common Stock Issuances

We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations.

In the three months ended September 30, 2011, a total of 9,993 shares of common stock and 9,993 warrants to purchase common stock were issued in private placements for total proceeds of $34,975.All units were priced at $3.50 per share unit.

In the nine months ended September 30, 2011, a total of 690,946 shares of common stock were issued in a private placement for proceeds of $1,581,474, net of issuance costs of $3,500. This represented five sales, three for $84,974 priced at $3.50 per share, the others priced at $2.25 per share were to the same individual in tranches of $500,000 and $1,000,000.  There were warrants combined with stock sales beginning the third quarter and 9,993 warrants were issued for two of the sales at the $3.50 rate.

During the three months ended September 30, 2011, a total of 59,200 shares of common stock were issued for services received from consultants and employees in China totaling $133,200.

During the nine months ended September 30, 2011, a total of 80,645 shares of common stock were issued for services received from consultants totaling $181,450.

Warrants

There are 9,453,951 warrants outstanding as of September 30, 2011 exercisable from 2 to 5 years at $3.00 to $7.00, in conjunction with sales of common and preferred stock and awards for services.

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

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura® System. At September 30, 2011, the Company has accumulated losses totaling $67,265,050, negative working capital of $4,044,088, and negative cash flows from operations of $2,269,207 for the nine months ended September 30, 2011. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system.

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

Distribution and Marketing Plan

Management believes it is commercially feasible to create recurring revenue streams through service, sales, and licensing to capitalize on the potential of our proprietary technologies, market opportunities and human resources. We have identified four price-per-pound revenue models and in each model, GFT will provide the daily on-site service to maintain control of The Highest Standard in Food Safety and Quality.

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

GFT has completed the China installation, and begun processing seafood at this facility, although in limited quantities to date.  Sales of seafood in the U.S. from this facility accounted for all of our sales to date. There is a second iPura® System located at this same processor in China that is available for future installation if sales levels require it. We have also completed installation of a larger iPura® System with one processor in Vietnam.  This unit is not yet in production, although we expect it to be by the end of fiscal year 2011.

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

Liquidity and Capital Resources

Historically, our primary source of cash has been the sale of equity instruments to investors, with debt financings from time to time as well.  Although we expect to generate increasing revenue from increased sales of seafood processed with our iPura® Systems within the next 12 months, any funds generated from installing and operating our iPura® Systems during the next 12 months are not expected to cover our operating expenses.

Based on our cash balance as of September 30, 2011, we are in need of immediate additional financing to fund our current working capital requirements.  Furthermore, we believe that we will need approximately $3 million to manufacture iPura® Systems and cover operating expenses during the next twelve months, in addition to a financing vehicle or a  line of credit to finance the inventory of iPura® product.  As an alternative to a traditional commercial bank line of credit, we have implemented a program, described below, to finance inventory.  The amount of capital required will vary depending on a variety of factors, many of which are beyond our control.  We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity.  Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, we have not specifically identified the type or sources of this funding.

As of September 30, 2011, we had trade indebtedness in the ordinary course of business as well as other debt in the form of continuing short term loans of $640,000 from a Director and a shareholder due on demand, and one-year notes from a third party in the amount of $246,000, due in 2011.

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

As an alternative to commercial trade financing, leasing and factoring, we previously instituted our own form of trade finance of issuing promissory notes, secured by inventory or iPura equipment systems, in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. In September 2010, the equipment financing program was discontinued and the remaining equipment financing debt of $97,000 was converted to trade financing debt.  The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory. At September 30, 2011, the Company had $1,005,797 in trade financing debt on one year notes. They mature on their anniversaries throughout the year and based on past renewal activity we expect that the majority will be renewed upon maturity.

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

Results of Operations

Sales:

We began sales in July 2009, with sales of $343,179 recorded for the year ended December 31, 2009. In the quarter ended September 30, 2011, sales were $5,936, all of which were to The Meat Market, a regional distributor. In the comparable quarter in 2010, sales were $107,374 of which 39% were to Safeway, Inc. This constitutes a  decrease of 98% , which is attributable to the absence of sales to Safeway and Inland Seafood during the quarter ended September 30, 2011.

For the nine months ended September 30, 2011 the decrease was 88% compared to the nine month period ended September 30,  2010, with $933,255 in sales during the nine month period in 2010 and sales of $107,374 during the comparable nine months period in 2011. While we expect sales to Safeway and Inland to resume with the introduction of our private label program, the non-Safeway sales have been minimized until adequate margins can be anticipated with the introduction of iPura® branded product in a new two pound package. We are emphasizing a cost plus pricing approach with the private label program that we believe will allow us to recapture warehousing and transportation costs, which previously undermined margins realized. Our gross margin for the three months ended September 30, 2010 was $162 (3%) compared to $5,672 in the comparable 2010 quarter on much reduced volume reflecting the narrow margins to smaller distributors caused by high warehousing and transportation costs. We anticipate our margins to improve further as the private label / cost plus pricing is implemented in the larger retailers and distributors.

Expenses:

Our net loss for the quarter ended September 30, 2011 was $1,007,592, compared to $857,948 for the comparable quarter in 2010, a $149,644 increase. The additional loss can be attributable to the non-cash charge to G&A for common stock issued for services as a one time bonus to our employees in China. The increase in G&A was $165,000 or 57%. This is partially offset by a reduction in marketing spending of $78,000 or 29%. R&D expense and depreciation expense remained relatively flat. Interest expense increased between the three month periods by $63,000, attributable to the non-cash accrual for the $1,300,000 convertible note.  For the nine months ended September 30, 2011, the loss increased 8% over the comparable 2010 period, from $2,689,786 to $2,904,948, due to the increase in G&A, R&D and interest expenses not fully offset by a reduction on marketing expense.

The stability of the net loss between the nine month comparative periods is a combination of an approximate 27% ($244,000) decrease in Marketing expenses due to a reduction in print and collateral materials from the 2010 period as well as the non repeat of non cash common stock issuances for services. Research and Development spending increased 26% ($157,000) primarily due to spending on costs to  to upgrade the design of the iPura hardware system as well as significant spending on the evaluation of an improved antimicrobial solution. Interest expense increased by 199% ($206,000), representing the increased level of short term financing between the periods. The new interest component for the convertible note of $1,300,000 is $58,500 per quarter, but is accrued and not payable in cash but in common stock at maturity.

Depreciation expense remained relatively constant between both the comparable three and six month periods, with only one iPura system having been installed and depreciated, but will increase as additional systems are installed. Interest expense increased approximately 199% between the three month comparative periods reflecting the new debt of $1,300,000 with an interest rate of 18%, which is payable only in common stock. The cash used in operations increased by approximately 42% from $1,600,514 to $2,269,207 between the nine month periods ended September 30, resulting from a substantial pay-down in 2011 of accounts payable and accrued liabilities utilizing the debt financing received late in 2010 and early 2011.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Customer and Supplier Concentration

Our revenue for the three months ended September 30, 2011 was derived from a single customer, The Meat Market. We expect this customer concentration with The Meat Market as well as Inland Seafood and Safeway, Inc. to continue in the short-term as we seek to expand our sales with these major customers, but anticipate that customer concentration will eventually begin to decline if we are able to expand our customer base and effectively market and brand iPura.

All of our inventory for the quarter ended September 30, 2011 was derived from one supplier at its processing plant in China.  As described above, subject to financial resources and obtaining purchase orders, we anticipate purchasing and processing additional inventory from another supplier located in Vietnam by the fourth quarter of 2011.   Therefore, we anticipate continued dependence upon a very small number of suppliers.  The future loss of any major customer or supplier could have a material adverse effect on our business, financial condition and results of operations.

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

During the three months ended September 30, 2011, a total of 9,993 shares of common stock and 9,993 warrants to purchase common stock were issued in a private placement for total proceeds of $34,974.

During the three months ended September 30, 2011, we also issued a total of 59,200 shares of common stock for services received from consultants and employees in China, valued at $133,200.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three month period ended September 30, 2011, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets. However, as noted above under “Liquidity and Capital Resources” in Part I, Item 2, we have certain notes that are due upon demand, and we do not currently have the resources to repay such notes if demands for immediate payment in full were made.

ITEM 4.   REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

(a) Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

None

(b)           Item 407(c)(3) of Regulation S-K

During our fiscal quarter covered by this Quarterly Report on Form 10-Q, there has not been any material change to the procedures by which our security holders may recommend nominees to our Board of Directors.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1 (1)	Restated Certificate of Incorporation dated October 18, 2005.
3.2 (1)	Second Amended and Restated Bylaws as of August 31, 2005
3.4 (2)	Certificate of Designation of Rights, Preferences and Privileges – Series B Preferred Stock
3.5 (3)	Certificate of Designation of Rights, Preferences and Privileges – Series C Preferred Stock
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ‡‡	XBRL Instance Document

101.SCH ‡‡	XBRL Taxonomy Schema

101.CAL ‡‡	XBRL Taxonomy Calculation Linkbase

101.DEF ‡‡	XBRL Taxonomy Definition Linkbase

101.LAB‡‡	XBRL Taxonomy Label Linkbase

101.PRE ‡‡	XBRL Taxonomy Presentation Linkbase

*	Filed herewith
‡	Furnished herewith
‡‡
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
(2) Filed on July 15, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.
(3) Filed on December 11, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: November 5, 2011	By: /s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: November 5, 2011	By: /s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)