Form 10-K
period 2011-12-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2012-03-29
CIK 1122108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was $31,102,412.

At March 20, 2012, the number of shares outstanding of the registrant’s Common Stock, $.0001 par value per share, was 31,536,609.

DOCUMENTS INCORPORATED BY REFERENCE
None.

GLOBAL FOOD TECHNOLOGIES, INC.

INDEX TO

ANNUAL REPORT FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

Item		Page
Number	Description	Number

	PART I

1	Business	3
1A	Risk Factors	19
1B	Unresolved Staff Comments	20
2	Properties	21
3	Legal Proceedings	21
4	Mine Safety Disclosures	21

	PART II

5	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
6	Selected Financial Data	23
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
7A	Quantitative and Qualitative Disclosures About Market Risk	31
8	Financial Statements and Supplementary Data	31
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
9A	Controls and Procedures	31
9B	Other Information	32

	PART III

10	Directors, Executive Officers and Corporate Governance	32
11	Executive Compensation	37
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39
13	Certain Relationships and Related Transactions and Director Independence	41
14	Principal Accountant Fees and Services	42

	PART IV

15	Exhibits, Financial Statement Schedules	44

	Signatures	47

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

The iPura Program represents the commercialization of our technologies and on-site food safety and quality service program. iPura is represented in the marketplace as a stand-alone retail brand and as a private label brand manufacturer. Both are backed by our iPura Program and its related technologies and systems. The centerpiece of the iPura Program is microbial intervention technologies (non-thermal) and system hardware, installed in the processing facility to apply an “organic clean step” prior to packaging. There is no use of heat, high pressure, irradiation, chlorine, or other harmful chemicals. The result is cleaner, safer seafood.

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

In November 2011, the Safeway seafood executive staff committed verbally that all tilapia procurement for 2012 will be conducted under the onsite iPura® Food Safety and Quality Assurance Program and bear the iPura® seal. This co-branding project includes the use of the iPura® logo and slogan “Safety Quality Sustainability” on the individual fillet packaging, the iPura® logo and slogan on the exterior of the bag, promotional “ice cards” in the service case (fresh case) identifying the attributes of Safeway brand’s iPura® Tilapia, and customer take home cards displayed in the seafood department that communicate the role that iPura® plays in providing cleaner and safer food. The back of the card will contain a Safeway tilapia recipe. We are still in the process of finalizing these terms and waiting for the purchase order to be issued.

Co-branding the iPura® seal on Safeway products and point of purchase materials provides a strong validation point to Safeway’s customers that Safeway took exemplary precautionary measures through iPura® to safeguard their customer’s health and natural resource sustainability. This type of leadership by a market leader is important for a new and revolutionary program to gain acceptance and to motivate others to follow.

We are pricing these co-branding orders according to iPura’s transparent “cost-plus” revenue model. This model provides full transparency which allows our customer to see a detailed breakdown of costs and profits so they know what they are paying for and how much each component costs. Safeway and iPura® have agreed on a fair and reasonable profit margin for iPura.

In a well publicized seafood sustainability report published by Greenpeace in 2011 titled “Carting Away Our Oceans,” Safeway scored higher than every retailer in North America. During the 3rd Quarter, 2011, Safeway directed Fishwise (a seafood consultant NGO based in Santa Cruz, CA. contracted by Safeway as part of a sustainability initiative) to conduct an onsite assessment of iPura® tilapia sources and to issue a sustainability report. The resulting 12 page sustainability assessment concluded that iPura® sources are sustainable and good sources of product for iPura and Safeway.

The food industry is recognized globally for its successful private brands and innovative approach to retailing, which is why Safeway is our top choice of retailers to showcase the iPura® value on a large stage. This leadership should accelerate decisions by other major food retailers and distributors to move forward with iPura® to protect their brands and demonstrate to their customers a commitment to safety, quality and sustainability. We anticipate replicating the Safeway co-branding sales in many large supermarket chains that own private brands.

We expect to convince other large retailers to exclusively source iPura® labeled products to protect their own brands and take credit for their efforts by promoting the iPura® logo next to their names on their product packaging with the iPura® seal also displayed on the individually wrapped fillets inside the package (“iPura® inside”). This will communicate to customers that the retailer it is doing everything possible to improve food safety, food quality and sustainability of natural resources. Our value proposition to retailers is that sourcing iPura® products will allow the retailer to increase control & trust of foreign suppliers, protect their brand and company image, and increase sales with repeat purchases due to superior products. Our private label program is a cost plus price model, with iPura earning a gross profit per pound with full transparency on cost of raw materials, the iPura® Program, logistics and a gross profit for iPura®. In this model, the retailer knows exactly what they are paying for. The Company believes that the expected growth is manageable because the operational units are modular, the iPura® Program is repeatable and the business is scalable.

In the 3rd quarter 2011, we introduced the iPura® Tilapia retail branded two pound bags with Food4less, an independent grocery chain in central California. Sales are made on a cost plus basis. We anticipate sales of the iPura® retail brand to other supermarket chains and independents that do not own their brands. The iPura® retail brand is an upgrade to their service case and frozen seafood section products. In the future we expect to follow Tilapia with SWAI, Catfish, Salmon and Shrimp, all produced under the iPura® label.

We spent $897,754 and $921,658 on continued research and development during the years ended December 31, 2011 and December 31, 2010, respectively. Our iPura® Seafood Processing System and iPura® Program have been commercialized and are now operational. Our other technologies for other food products remain in various stages of research and development. We do not anticipate expanding our technologies to additional products, or spending any significant research and development funds on such potential additional products during 2012, as our current focus is on successfully commercializing and further implementing our seafood applications.

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

The iPura® Program embodies extraordinary precautions and world-class food safety measures for the seafood industry by uniting green technologies and our comprehensive proprietary iPura® delivery systems with a comprehensive daily regimen at the source of production – in food processing facilities. The iPura® daily on-site food safety team includes microbiologists, system operators, technicians, and quality control personnel. Our green technologies, proprietary delivery systems and “boots on the ground” strategy assures that iPura stands alone with its vertically integrated controls for food safety.

Further strengthening the iPura® Program, non-proprietary yet beneficial technologies are incorporated adding critical elements such as time temperature monitoring during the transportation cold chain and full traceability via a web-based portal allowing for identification of the source of raw materials and following the details of that product throughout its journey from farm to fork.

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

   A. Service and Sales – Under this model, GFT is currently acting as the exclusive importer of iPura®-labeled products through its wholly-owned subsidiary, iPura Food Distribution Company (“IFD”). GFT carries out the service, sales, marketing and management, while IFD manages the logistics. We believe that this “importer” model will (1) provide the opportunity for GFT to exercise varying degrees of control over the early supply, marketing, distribution and price-per-pound of iPura-labeled products; (2) provide GFT the opportunity to capture reasonable and customary gross profit margins commonly earned by importers; (3) provide GFT the opportunity to command and capture a premium price for iPura-labeled product through negotiated sales in the marketplace; (4) provide GFT the opportunity to increase demand for iPura-labeled product both domestically and internationally; and, (5) provide GFT the opportunity to negotiate private label brand manufacturing contracts to protect the private labels of large food retailers with iPura treated food products. This service and sales model requires significant additional capital and/or commercial financing for inventory, and will also subject GFT to any risk of loss for unsold inventory or spoilage.

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

   C. Service and Licensing – Under this proposed model, GFT would bill a price-per-pound charge to the food processor for (1) the daily on-site iPura food safety service and (2) the right, under license, to affix the iPura seal on a package containing product processed through the iPura system. This model provides GFT with lower required capital costs and avoids the need for us to arrange inventory financing. Thus, this model is designed to produce faster and greater scalability, although it precludes GFT from earning potentially higher profits from the premium that we believe iPura branded products may be able to command in the marketplace. GFT may use this model in circumstances where growth in processing volume exceeds our ability to finance and manage inventory, especially if regional licensees are contracted (as discussed below). We do not currently have any contracts based on this model.

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

GFT initially entered the market utilizing the “importer” model, as described in “A” above. Based on our initial market research and experience, we believe that this model may provide superior margins. The “importer” model allows GFT to prove our business model to seafood processors, as we will be responsible for generating consumer interest and demand for our products, re-selling the iPura processed seafood products, and negotiating pricing and margins with retailers and distributors. Model “B” has been used to private label and co-branding with Safeway, the second largest grocery chain in North America. GFT anticipates utilizing each model to maximize revenue, based on market conditions and the availability of capital.

We are proceeding to validate our iPura® brand and business models through sales in the U.S. markets. Thereafter, GFT intends to pursue the opportunity to create growth by adding more food products and by licensing strategic partners to distribute iPura®-labeled products internationally, thereby creating additional streams of recurring revenue. GFT has had discussions with a strategic partner that has experience in and pathways to the food sector in China, where the middle class has over 100 million consumers and continues growing. Studies indicate the Chinese middle class are as concerned with food safety as consumers in the U.S., Japan and the European Union. Licensing agreements can support substantially increased and faster growth, since they allow sales and marketing to be carried out on the infrastructures of allied partners or licensees. We believe that there will be other opportunities and potential strategic alliances in Europe, Japan, South Korea and other Asian countries, and we are beginning market research in consumer markets in Brazil and India as well. However, these are long term goals and we do not expect any revenue to be derived from any such markets within the next 12 months.

The Problems We Address

Global production of seafood, meat and poultry products is approaching 1 trillion pounds per year. A safe food supply is vital to human health and to world economies. Too often food products carry disease-causing bacteria before harvest. If ineffectively processed or packaged, the bacteria in the product can rapidly multiply to dangerous levels.

When contaminated products reach the market, consumer safety, company brand, consumer trust and market share are at stake. Maintaining brand integrity requires the use of the best available technologies and practices. Food safety is not only a top concern in the food distribution chain, it is an underexploited profit center. This provides the opportunity for our iPura® technologies, services and food safety label. Our technologies and food safety strategies are designed to mitigate this critical and urgent worldwide problem.

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

We believe that the food processing industry has a critical need for a pathogen-elimination step prior to final packaging. Making seafood (with future potential expansion to poultry and other meats) safer for human consumption, while at the same time improving the quality and substantially extending shelf-life when being marketed to consumers, is the objective of the iPura® Program. Promoting the iPura® Program and growing sales of the iPura® Brand and our Private Label business is the primary objective of the Company.

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

Our Products and Services

The FDA has reported that up to 85% of the seafood consumed in America comes from overseas. In launching our technology commercially, we have concentrated first on developing products for use by foreign seafood processors, where management believes the danger is highest, thus giving us the greatest likelihood of market acceptance by processors, grocers and consumers. The overall strategy begins with initiating cleaner food at the source through use of the iPura® system and iPura® food safety program.

The iPura® program builds in controls from the start that are designed to combat foodborne hazards and prevent contaminants from entering the food supply. iPura® integrates patented and patent pending technologies with a varied combination of organic antimicrobial agents and proprietary delivery systems that perform non-thermal microbial interventions (or “organic clean-steps” or “kill steps”) prior to packaging, with additional safety and quality controls throughout the distribution chain.

Under our on-site iPura® Food Safety Program we are providing the technology, equipment and personnel for the pathogenic “kill step”, as part of the onsite food safety service. The iPura® system is installed in the food processor’s facilities at the end of the processing line and is a large stainless steel antimicrobial delivery system comprised of spray systems with associated HMI (Human Machine Interface), PLC (Programmable Logic Controls), pneumatics, fill/mix systems, and conveyance apparatuses, all operated inside a controlled environment. Our methods add one additional but critical step in the processing lines already in place in virtually every seafood and poultry processing facility. This new “kill step” is performed by GFT personnel, using our iPura® delivery systems, immediately prior to packaging. After the sanitization, GFT places its iPura® seal on the package. Our onsite team of QA personnel, including a microbiologist, use state of the art laboratory equipment with rapid testing techniques to validate sanitation of the processing environment as well as the finished product.

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

We believe that the iPura® Food Safety Program will help the food chain grow their margins by increasing the quality, safety, and economic value of their products by reducing or eliminating the waste and liability associated with the distribution of contaminated food, and by increasing shelf life.

iPura® labeled products carry a unique food regulatory intervention insurance, not currently available in the marketplace. Marine Management Insurance Brokers, Inc. (“MMIB”), a leader in providing specialized insurance products and risk management services to the international trade of seafood, has investigated the efficacy of the iPura® System and iPura® Food Safety Program. As a result of MMIB’s involvement, iPura labeled product is insured against regulatory intervention and product recall throughout the distribution chain. The iPuraTM processor and their downstream customers are relieved of the significant losses and disruption of trade that results from food safety violations. This provides the market with an unprecedented level of security and provides international credibility for the iPura® seal. Mr. Curtis Keyes, the CEO and founder of MMIB, also serves on our Advisory Board.

We have established, and successfully registered the iPura® trade mark to identify products processed by the iPura® Seafood Processing System. The registrations for the iPura mark have issued in the United States, Chile, the EU, Hong Kong, Iceland, Japan, Mexico, Norway, Peru, Taiwan, Thailand, Vietnam, China (PRC) and India.  The iPura® trade mark applications remain pending in Brazil and Canada.

The iPura® seal is a guarantee that Global Food Technologies’ personnel provided continuous daily on-site food safety services at the seafood processor’s facility. It is the expectation of management that buyers will recognize iPura® as the world’s first food safety seal backed by insurance throughout the distribution chain against regulatory rejection and product recall, and we believe consumers will ultimately recognize the seal as a mark of excellence signifying the iPura® slogans “The Highest Standard in Food Safety” and “Cleaner, Safer Food” and “Safety Quality Sustainability”.

Our management believes that consumers are willing to pay a premium for value added food safety, and we believe that we can create additional demand for our products by educating buyers about the benefits of food products bearing the iPura® seal. Currently, we are advertising on a limited basis in industry publications.

To date, we have tested our technology primarily on seafood products, including actual seafood product supplied to our customers. Application of our technology to poultry and other foods will require significant additional research and development. Development work continued in 2011 on a novel antimicrobial compound for all iPura® products but is expected to be especially cost effective for poultry products. Internal testing has demonstrated that our system is effective against bacterial pathogens and spoilage microorganisms, such as salmonella, campylobacter and E. coli. However, our technology is not designed or intended to, and does not have, any effect on viral or genetically transmitted diseases, such as “mad cow disease” or avian flu, and we have no present intent to expand our science into that area. Our management has studied food safety issues extensively, and believes that the largest numbers of deaths resulting from food-borne illnesses are attributable to bacterial pathogens, and we are committed to focusing on the food safety issues associated with those specific illnesses, at least for the near future.

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

While our current research and development efforts have been focused almost exclusively on the seafood markets, subject to the availability of sufficient resources, we intend to commence scientific research activities on applying our technology to new organic antimicrobial agents as well as research on other meat products, including poultry and pork. Due to resource limitations, we currently have only limited research and development ongoing at this time.

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

We are proceeding to validate iPura® with sales in the U.S. markets through the “importer model” and “private label brand manufacturer model” (co-branding). This has allowed the iPura® brand to gain a limited amount of market recognition which management believes will lead to important private label brand manufacturing sales. After the private label business has gained traction, GFT intends to pursue the opportunity to create growth by adding more food products and by licensing strategic partners to distribute iPura®-labeled products internationally, thereby creating additional streams of recurring revenue.

Market entry begins with the most popular aquaculture products: tilapia, striped pangasius (swai), catfish, salmon, and shrimp. Farmed tilapia and swai are available now, guaranteed to have been processed with the iPura® food safety and quality interventions and daily oversight described below:

1.	iPura® on-site food safety and quality assurance team
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

One of the most important direct marketing opportunities of the year is presented at the International Boston Seafood Show, held in March of each year. iPura has had a large presence and was supported by graphics, brochures and members of our sales and marketing team. Meetings were held with top executives from our target prospect list as well as interviews with media to promote the iPura® brand and private label business. Management believes that once a major retailer champion’s iPura® to protect their brand, there will be a dramatic increase of authored articles that discuss the prudence of iPura®’s on-site food safety and quality services and it will create a spike in publicity that will propel the Company’s sales. We believe that this direct approach to large distributors and retailers, combined with media coverage and a limited amount of consumer marketing will result in sales growth that fulfills company objectives.

The Company is using various aspects of Social Media to publicize iPura® within industry and directly to consumers. Management has developed and implemented a comprehensive Social Media (SM) campaign focused primarily on the following core tools: Facebook, Twitter, YouTube and Blogger.  Secondary channels such as Digg, FourSquare and a handful of others have been registered and used sparingly to date, allowing management to concentrate its efforts on the core set of sites most frequented by iPura®'s targeted audience.  Each of the channels has inherent strengths and limitations that have been identified and used to formulate a strategy that is consistent, coherent and effective.  The creation of awareness, respect and desire that result in sales of iPura® product is the sole motivator behind the SM campaign.

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

• Trademarks are listed on the primary registry at the USPTO and internationally.

Currently, most of our retail sales, such as at grocery stores, are made to customers without any prominent iPura™ branding. We hope to improve point-of-sale branding, as well as increase industry and consumer awareness of the iPura™ brand as resources permit. During the next 12 months, we will continue with only very limited marketing to consumers, as well as continuing marketing efforts to processors and industry associations to create awareness of our iPura™ brand.

To promote the iPura® seal to consumers in a cost-effective manner, our contract with Global Media Fund, LLC, described in previous reports, will be a component of our consumer-based marketing plan. Their operating company, News USA, places articles describing applications of the iPura® seal and technology in various newspapers throughout the U.S. There have been an increasing number of articles with varied distribution. One article released in 2010 had 112 placements in newspapers, with a total readership of 2,774,886. In addition, they released the same article on the internet with 19 placements at websites with 7,829,347 unique visitors. Each placement is unique in distribution and consumer draw. Presently this consumer based marketing plan is on hold pending further product market penetration and distribution as the target markets can be identified. The consumer oriented point of purchase materials are still provided to our local retail outlets.

Processor and Production Agreements

We now have two iPura systems installed under installation and supplier agreements with two separate processors, both in China. One of the Chinese processors is currently producing tilapia fillets, the only source of revenue. The second processor in China is expected to begin production in the first half of 2012, and will also be producing tilapia to fulfill expected orders from Safeway. A third system is on standby in Vietnam. Vietnam was scheduled to begin production of pangasius/swai (a catfish) in the second quarter of 2011. However, quality of product and plant sanitation did not meet iPura® standards as microbial loads on product and processing equipment were very high. In the 4th quarter of 2011, it was reported that the Vietnamese supplier was in danger of being declared insolvent and management removed the iPura® equipment including laboratory equipment to protect against such occurrence and a potential lock out. We are currently waiting for the Vietnamese company to remedy the deficiencies as well as update their financial reports. GFT management is currently evaluating other factories in Vietnam for installation and production.

A third agreement for an installation and operations in a shrimp factory has not been fulfilled due to limited resources. We had an agreement with a company in Chile that has gone out of business due to problems in Chile with the ISA virus that has devastated the salmon aquaculture production in that region. A fourth system has not been allocated to a production goal and will be installed as needed. Management is reviewing its options in Chile as well as Alaska for salmon and trout production, and in the U.S. for Catfish production.

All of the current agreements are structured pursuant to our “importer” model and “private label brand manufacturer” model (models “A” and “B”as described in Part I, Item 1 “Business”), with our wholly-owned subsidiary, iPura Food Distribution Company (IFD) responsible for ordering and purchasing the seafood from the processors, and then importing and distributing the seafood products to retailers or other distributors. IFD has also signed agreements with the processors outlining the exclusive purchase terms. Under these agreements, GFT is generally responsible for the cost of manufacturing, fabricating and installing the iPura™ System at the processors’ facilities, with the processors providing power and utility connections and certain other operating expenses.

Under these agreements, our iPura® System is installed in the processing line at the processors’ facilities. Our iPura® System is operated and supervised by GFT personnel, at GFT’s expense. Seafood processed through our iPura® System is then packaged and labeled with our iPura® seal. IFD has the exclusive rights to buy and distribute the seafood processed with our iPura®™ System and the processors therefore cannot sell such seafood to any other customers or distributors, or otherwise use our iPura® System for any other seafood processing. The agreements have terms that range from one to three years from the date of completion of the installation of our iPura® System at the respective processor’s facility. IFD has obtained most favored nations pricing with respect to seafood purchased under all of the agreements. None of the agreements have any minimum purchase requirements for IFD, although one agreement , now expired, had a target volume schedule, with potential increases to the per pound seafood price if such targets are not met.

The following is a discussion of existing production of iPura® labeled products:

China

On January 30, 2009, the first iPura® system became operational in Tongwei (Hainan) Aquatic Products Co., a major seafood processing facility in the PRC. Our first commercial product was iPura® labeled tilapia and this product has been sold in the U.S. under the “importer model” described earlier. All production to date has been produced by a single iPura® system with a second system on-site as standby for the anticipated growth. Management anticipates further contracting and operations throughout 2012 and beyond. China is important because it is the world’s largest producer and exporter of seafood products, including tilapia.

A second Tilapia site was recommended by our customer Safeway. During the 4th quarter of 2011, an iPura® system was installed in Evergreen Aquatic, a vertically integrated tilapia producer located in Zhanjiang City, Guangdong Province, China. The system is now operational and awaiting orders from Safeway for their 2 pound “Value Pac” and for Safeway’s service case.

The operation and production of tilapia from two factories allows GFT to diversify the source and price to accommodate our cost plus pricing model.

Vietnam

Global Food Technologies installed an iPura® system in Binh An Seafood Joint Stock Company, a large pangasius (swai) producer in Vietnam and trained an iPura on-site food safety and quality assurance team. However, during operational startup and testing it was determined that microbial contamination in the processing area and on raw product did not meet iPura® requirements and an extended study was conducted by the iPura on-site team. It was determined that operations could not proceed until the deficiencies were remedied. It was also discovered that Binh An was potentially in financial trouble that could result in insolvency. GFT management determined that it was imperative to remove the iPura System with related subsystems as well as all laboratory equipment until such time as the processor could provide assurances of financial solvency as well as microbial controls to iPura® standards. The removed equipment is currently in storage in HCMC, Vietnam. GFT management is currently evaluating an alternate site in Vietnam.

GFT identified Vietnam as a prime target market for its pathogen elimination technology. There are a number of contributing factors to the high priority given Vietnam. Some of those contributing factors are:

•	Seafood is one of the leading export industries in Vietnam.
•	The U.S. is a large importer of Vietnamese Swai and Shrimp
•	Vietnam has a tremendous need for pathogen elimination systems. They have had a number of import rejections and retentions.
•	Vietnam recognizes the safety and quality issues confronting their industry and desires to improve their seafood quality and global reputation.
•	Vietnam is a participant in the World Trade Organization.

Management’s current estimate of the date that further installations may be completed is subject to a number of assumptions and variables and is subject to change. In all cases, completion of further installations is subject to GFT obtaining sufficient capital to finance the fabrication of the iPura™ System and installation costs.

Production of iPura® Systems

Our commercialization team consisted of seasoned experts with high-level engineering and production experience. They have had success working together as a team while working on several major projects, including NASA’s Galileo project. This team evaluated our last prototype, and then they designed and supervised the manufacture of our new equipment, including the systems and subsystems that were part of the first iPura® system installation in China and Vietnam. GFT’s system is now easy to operate and maintain, and scalable for volume. Upon receipt of adequate funding, we plan to sign contracts for the manufacturing of the iPura® systems with experienced commercial suppliers. The main system components and electronic controls (PLC’s) will be manufactured in the United States while the supporting system components such as pumps, mixers, fill systems, conveyors, sprayers, chillers, etc. are industry standard and can be procured locally in the country of installation. Following the successful blueprint of the actual iPura® installations, the integration is handled by GFT personnel with PLC programmers from the United States. GFT employees operate and maintain the systems onsite and handle all the quality control aspects of the process under U.S. supervision. The iPura on-site food safety and quality assurance team consists of a supervisor, microbiologist, system operator, technician and a quality assurance person.

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

If we create a successful brand around our iPura® Program, then we believe that we will be offered some protection against the possibility or eventuality of technological competition due to the fact that our technology represents only one part of the iPura® Program. We believe that the iPura® Program, which includes our own on-site food safety and quality team, offers further differentiation that technology alone cannot replace. We believe that our brand will represent more than just a specific set of technologies, but rather a total commitment to food safety and quality. In addition, with the success and demand for the iPura® brand, GFT may be able in incorporate new technologies (through licensing or acquisition) into the iPura® Program, whether proprietary or developed by our competition.

Government Regulation

Our business will be subject to federal and state regulations in the United States, as well as those of the foreign jurisdictions in which we may endeavor to sell or produce our products and services (such as Vietnam, and China). In addition to all of the other regulations to which a U.S. business is subject generally (including, among other things, regulations governing employment, occupational safety, business licensing, import-export activities and taxation), some of our future products may be subject to review and approval by the FDA. Since our suppliers have already received FDA approval for the current components of our iPura® Seafood Processing System that come into contact with food, such as the liquid wash, our iPura® Seafood Processing System does not require FDA approval as confirmed in writing to us by the FDA Office of Pre-Market Approval. However, other states or foreign jurisdictions in which our processes are used, or where a product treated with them is exported, may impose further regulations which could be more or less stringent than those imposed by the FDA. We do not believe that any governmental regulations will materially restrict the installation and use of our iPura® Systems in Vietnam, or China and we do not believe that any specific regulatory bodies will require pre-approval of our systems in those countries.

Intellectual Property

We have been issued three patents from the U.S. Patent and Trademark Office that relate to our proprietary technologies. The most recently issued patent relates to certain aspects of our iPura™ Seafood Processing System and the other two relate to technologies for potential use with produce (although we have no current plans to commercialize the patents related to produce). We also have filed an additional patent application for a continuous line process that is pending. These patents allow us to own and control certain aspects of the science that has resulted in our proposed line of commercial food safety solutions. We filed for patent protection in the U.S. and in 15 foreign countries, and 25 countries in the European Union. We believe that this will result in patent protection in every major seafood and poultry producing and exporting countries. The countries we have selected, along with the United States, represent our management’s determination of the prime target markets for the food safety technologies we are developing. The Company intends to file a new method and apparatus patent related to a novel organic antimicrobial agent (with constituents that are GRAS (generally regarded as safe)) that will be delivered by a novel apparatus (delivery system) that may, in management’s opinion, reduce the cost and increase efficacy. Discovery work is underway for a Generation Three machine as well as a new and improved organic antimicrobial agent. The goals are to generate additional intellectual properties, reduce operational costs and to diversify applications of Company technologies.

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

Employees

As of December 31, 2011, we had 15 full time employees.

ITEM 1A. RISK FACTORS

A description of risk factors is not required for smaller reporting companies. However, we note that a variety of factors could cause our actual results and future experiences to differ materially from management’s anticipated results or other expectations expressed in this Annual Report. The risks and uncertainties that may affect our operations, performance, development and results include, but are not limited to, the following:

•	whether we will be able obtain additional financing to continue or expand operations and the terms on which we will be able to obtain this financing, if at all;

•	whether we will be able to charge a premium for our products and generate adequate gross margins on our sales;

•	our ability to obtain any commercial financing to allow us to purchase seafood inventory for processing in our iPura™ System, and to obtain such financing in amounts required and on commercially reasonable terms;

•	our ability to negotiate contracts and purchase orders with distributors and retailers;

•	risks related to inventory costs, shipping and handling and spoilage;

•	our ability to obtain one or more third-party manufacturers for our system components and other products;

•	the cost at which we will be able to have our system components and other products manufactured, if at all, and the time it will take to have our system components and other products manufactured;

•	our ability to obtain all required components for our systems on a timely basis and at the prices we anticipate;

•	whether our systems and products are viewed as providing the benefits we claim and whether these benefits are marketable by any customers we may seek to obtain;

•	our ability to enter into additional contracts with food processors, the time it takes for us to enter into any of these contracts and the licensing or pricing models we are able to implement;

•	our systems and products performing in the manner we expect in customer applications and without any material modifications;

•	our ability to obtain all necessary governmental approvals for our systems and other products, including all required import-exporter licenses and permits;

•	whether the introduction of the iPura™ brand will succeed in creating preferences with the consuming public;

•	whether we will be able to apply our technology to products other than fish or use our technology in any other fields;

•	the pace at which we will utilize our existing working capital and whether our existing working capital will be sufficient for us to continue to develop our systems and products to the extent we anticipate;

•	our ability to protect our intellectual property and obtain and maintain patents and other protections for our intellectual property.

•	the possible impact from competing products or technologies;

•	possible reductions in consumer demand for fish and poultry, including as a result of any outbreaks of disease, including avian flu, or negative reports regarding the health benefits of fish and poultry;

•	our ability to hire, train and retain a consistent supply of reliable and effective employees, both domestically and in any countries in which we might be able to install one of our processing system;

•	the risk of non-payment by, and/or insolvency or bankruptcy of, our customers and others with indebtedness to us;

•	the costs of complying with applicable labor laws and requirements, including, without limitation, with respect to health care;

•	economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which we may seek to conduct our business or obtain customers;

•	changes in tax laws or the laws and regulations governing food processing and on income generated outside the United States;

•	general economic, business and social conditions in the United States and in foreign countries where we may conduct our business;

•	fluctuation in interest rates, insurance, shipping, energy, fuel and other business utilities in any countries in which we conduct business;

•	the stability of and fluctuations in currencies in which we conduct business;

•	threats or acts of terrorism or war; strikes, work stoppages or slowdowns by labor organizations in any countries in which we conduct business; and

•	natural or man-made disasters that could adversely impact the industries or countries in which we conduct business.

ITEM 1B. Unresolved Staff Comments

NONE.

ITEM 2. PROPERTIES

We lease our Corporate offices in the City of Hanford, California, for $2,689 per month. We have approximately 2,061 square feet of office facilities located at 113 Court St., Hanford, California. The lease is annually renewable and expires June 30, 2012.

We also lease warehouse facilities in Hanford, California. We rent approximately 15,000 square feet of warehouse space under a seven (7) year lease at $7,957 per month, requiring escalating rent to $8,441 over the term of the lease. The lease expires in September 2014.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge, no material proceedings are threatened or contemplated against us.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no public market for our securities and we cannot assure you that one will develop.

Number of Stockholders

As of February 28, 2012, we had 651 stockholders of record.

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

Preferred Stock: We do not have any Series A Preferred Stock or Series B Preferred Stock outstanding.

In 2009, we filed a Certificate of Designation of Rights, Preferences and Privileges with the Delaware Secretary of State to create a Series C Preferred Stock, consisting of up to 1,500,000 shares. The Series C Preferred Stock bears an 8% annual dividend, which accrues quarterly in arrears, and is payable prior to, and in preference to, any dividends on our common stock. Dividends on any issued and outstanding shares of Series C Preferred shall accrue, whether or not declared by the Board of Directors; provided, that, payment of such dividends will be subject to declaration of dividends, if, as and when, by the Board of Directors, in compliance with applicable Delaware law regarding the payment of dividends out of surplus or net profits, and subject to the recommendation of the Company’s President and/or Chief Financial Officer with respect to payment of dividends after review of the Company’s working capital reserves in light of the Company’s business strategy. At this time, the Board does not anticipate having adequate revenues or cash flow to permit any declaration and payment of the accrued dividends in the near future. Investors shall be given the option, subject to compliance with applicable securities laws, when the cash dividend is paid, to have such dividend reinvested/paid in shares of Common Stock (at the fair market value of the Common Stock, based on the most recent private equity sales price or the 30-day average trailing bid price of the Company’s Common Stock, if traded on a Company-approved public stock exchange or electronic quotation system), at the election of each shareholder.

Recent Sales of Unregistered Securities

During the fourth quarter of 2011, we issued the securities described below which were not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the securities listed below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated by the Securities and Exchange Commission, which we refer to as the SEC, under the Securities Act.

In the fourth quarter of 2011, a total of 175,155 shares of common stock and 175,155 warrants to purchase common stock were issued in private placements at a price of $3.50 per unit for total cash proceeds of $612,784.

We have a short term note in the amount of $1,300,000 that bears interest at the rate of 18% per year and is payable in shares of common stock at a price of $2.25. The interest obligation was satisfied upon the original maturity date in November 2011 by the issuance of 104,000 shares of common stock valued at $234,000 or $2.25 per share. The note was renewed and required a fee of $58,500, which was satisfied by the issuance of 26,000 shares of common stock at $2.25 per share.

Accrued Directors fees are paid in shares of common stock. A total of 23,554 shares of common stock were issued for director fees during the fourth quarter of 2011 valued at $52,996.

Common shares were issued for services to one consultant during the fourth quarter of 2011, for a total of 2,011 common shares valued at $4,525.

We did not make any repurchases of our securities during the fourth quarter of fiscal year 2011.

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

In 2009, we completed the installation of our iPura® System at a food processor located in China, Tongwei (Hainan) Aquatic Products Co., and began producing our first order of inventory and selling it in the United States. Thus, in 2009, we began generating initial revenue and are no longer considered a development stage company (although we will continue to spend funds on research and development). We completed installation of a second, larger iPura® System with a processor in Vietnam in early 2010, but had to remove the installation after quality control and solvency issues arose with that processor. We are seeking an alternative processor in Vietnam for the installation. We have a third system installed at another processor in China, which was installed in the “Evergreen facility” that should be operational in early 2012. Our fourth system is at our Hanford, California warehouse facility and is able to be installed if capacity is required.

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura® System. At December 31, 2011, the Company has accumulated losses approximating $68,000,000 and negative cash flows from operations of approximately $2,800,000 for the year ended December 31, 2011. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system.

The Company is executing its marketing strategy by promoting the iPura® brand to food processors and industry associations as the world’s first food safety label. In addition to selling to retail chains on a wholesale basis, we are promoting a private label program to large retailers to exclusively source iPura labeled products to protect their own brand. In our vision, an established leader would enthusiastically “champion” the iPura® brand by promoting the iPura® logo next to its name on their product packaging, with the iPura® seal also displayed on the individually wrapped fillets inside the package (“iPura® inside”). This would communicate to customers that the retailer is doing everything possible to improve food safety, food quality and sustainability of natural resources. Our value proposition to retailers is that sourcing iPura® products will allow the retailer to increase control & trust of foreign suppliers, protect their brand and company image, and increase sales with repeat purchases due to superior products. Our private label program is a cost plus price model, earning a gross profit per pound with full transparency on cost of raw materials, the iPura® Program, logistics and a gross profit for the Company.

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

We are proceeding to validate iPura® with sales in the U.S. markets through the “importer model” and “private label brand manufacturer model” (co-branding).This has allowed the iPura® brand to gain a limited amount of market recognition which management believes will lead to important private label brand manufacturing sales. After the private label business is proven, we intend to pursue growth by adding more food products and by licensing strategic partners to distribute iPura®-labeled products internationally, thereby creating additional streams of recurring revenue. Market entry begins with the most popular aquaculture products: tilapia, striped pangasius (swai), catfish, salmon, and shrimp. Farmed tilapia is available now, guaranteed to have been processed with the iPura® Food Safety Program.

The iPura® marketing materials that target large distributors and retailers make a point that iPura® promotes their brand by differentiating their product from all others in the marketplace. The materials point out that iPura® addresses brand protection and critical food safety and quality assurance issues at a level unmatched in the industry. Marketing materials also point out that today’s consumers expect a higher degree of food safety and most believe that not enough is being done to protect their health. The iPura® seal represents the highest standards in food safety, quality, and sustainability.

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

Processor and Distribution Agreements

We have installed three iPura® Systems under installation and supplier agreements, two in China and one in Vietnam. One system in China has been operating since 2009, producing tilapia fillets, which is our only source of revenue at this time. The other system has been installed with a different processor in China and is expected to begin producing iPura® tilapia product in the first half of 2012. Vietnam was scheduled to begin production of pangasius/swai (a catfish) in the second quarter of 2011. However, quality of product and plant sanitation did not meet iPura® standards as microbial loads on product and processing equipment were very high. Also in the 4th quarter of 2011, it was reported that the Vietnamese supplier was in danger of being declared insolvent and management removed the iPura® equipment, including laboratory equipment, to protect against such occurrence and a potential lock out. We are currently waiting for the Vietnamese company to remedy the deficiencies as well as to update their financial reports. GFT management is currently evaluating other factories in Vietnam for installation and production.

Under these agreements, GFT is generally responsible for the cost of manufacturing, fabricating and installing the iPura® System at the processors’ facilities, with the processors providing power and utility connections and certain other operating expenses.   Our iPura® System is typically installed onto one or two processing lines at the processors’ facilities.  Our iPura® System will be operated and supervised by GFT personnel, at GFT’s expense.  Seafood processed through our iPura® System will then be packaged and labeled with our iPura® seal. Our wholly owned subsidiary , iPura Food Distributors has the exclusive rights to buy and distribute the seafood processed with our iPura® System and the processors therefore cannot sell such seafood to any other customers or distributors, or otherwise use our iPura® System for any other seafood processing. The agreements have terms that range from one to three years from the date of completion of the installation of our iPura® System at the respective processor’s facility.  IFD has obtained most favored nations pricing with respect to seafood purchased under all of the agreements. None of the agreements have any minimum purchase requirements for IFD, although one agreement has a target volume schedule, with potential increases to the per pound seafood price if such targets are not met.

Sales of tilapia in the U.S. from our initial system installation at a processor in China in 2009 accounted for all of our sales for the year ended December 31, 2011. The second iPura® System located in China was installed at a different processor and should be operational in early 2012. We have also completed installation of a larger iPura® System with one processor in Vietnam. However, it was removed pending further sanitation studies and fiscal reliability studies. In light of these concerns, we are evaluating other potential processors in Vietnam for installation of this system.

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

Liquidity and Capital Resources

The independent auditors report on our financial statements for the year ended December 31, 2011 included in this Form 10-K indicates that our need to generate sufficient cash flow to meet our obligations and sustain operations raises substantial doubt about our ability to continue as a going concern.

Historically, our primary source of cash has been the sale of equity instruments to investors. Although we expect to generate increasing revenue from increased sales of seafood processed with our iPura® Systems within the next 12 months, any funds generated from installing and operating our iPura® Systems during the next 12 months are not expected to cover our operating expenses.

Based on our cash balance as of December 31, 2011, we are in need of immediate additional financing to fund our current working capital requirements. Furthermore, we believe that we will need approximately $5 million to manufacture iPura® Systems and cover operating expenses during the next twelve months, in addition to a financing vehicle or a line of credit to finance the inventory of iPura® product. As an alternative to a traditional commercial bank line of credit, we have implemented a program, described below, to finance inventory. The amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We cannot assure that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity. Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing, which could be convertible into equity securities. However, at this point, we have not specifically identified the type or sources of this funding.

As of December 31, 2011, we had trade indebtedness in the ordinary course of business as well as other debt in the form of continuing short term loans of $640,000 from a Director and a shareholder due on demand, and a one-year note from a third party in the amount of $246,000, due in 2012.

In 2010, a company in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 18% per year. The note was twice extended for an additional six months. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as current interest expense. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the fixed rate of $2.25 per share. Pursuant to a security agreement, the Note is secured by all of the assets of the Company and is subordinate to a 2006 related party note of $250,000. Currently, we do not have the ability or resources to repay such loans if a demand is made for repayment in full. In such event, this secured lender could foreclose on all of our assets as part of its security interest.

We have implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring. This financing program consists of issuing promissory notes, secured by inventory, in a series of maturities from one to three years with annual interest rates from 8.2% to 9.2%. The funds are received and controlled by a third party custodian to be disbursed for third party costs of inventory. As is typical of trade financing, the Company’s collected sales proceeds will be applied to trade financing debt. At December 31, 2011, the Company had $982,423 in trade financing debt on one year notes. They mature on their anniversaries throughout 2012 and, based on past renewal activity, we expect that the majority will be renewed upon maturity.

In 2009, we also implemented an equipment financing program based on the same structure as the trade finance program using short term notes secured by the installed iPura® equipment located in China and Vietnam. During 2010, all of the equipment finance notes were paid off or converted into trade finance notes.

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

Results of Operations

Sales:

We began sales in July 2009, with nominal sales for the year ended December 31, 2009. Sales increased to $1,109,230 for the year ended December 31, 2010, with approximately 30% of such sales to Safeway. The remainder was to regional grocery distributors that sell to independent grocery stores and restaurants in many regions throughout the country. In 2011, we negotiated with Safeway to expand our product offering to a co-branded two pound bag. Raw product pricing mandated that we should have a dual source for the tilapia product for Safeway, which required the installation of an iPura processing system in the “Evergreen Inc.” processing plant and was accomplished by the end of 2011. We anticipate that the sales to Safeway in 2012 will be filled from the Evergreen processor while the production of iPura branded product will continue to be produced by the Tongwei processor.

We anticipate an increase in volume from both Safeway and other existing customers and additional sales to new chains and distributors as they respond to our marketing programs. We anticipate that our gross margins, approximately 1.4% and 20% for 2010 and 2011, respectively, will increase in 2012 to approximately 25% based on our transparent pricing model of “cost plus,” which is computed on a 25% gross profit margin. This model is planned to differentiate iPura product from the existing commodity-based product pricing model we currently experience in the marketplace.

Late in 2010, we promoted “private label” pricing to our target market, and we have received a positive response and began emphasizing this approach to the market. Private label pricing is a “cost plus” model that assures a reasonable gross margin. As a result, we are deemphasizing wholesale commodity based pricing sales.

Expenses:

Our net loss for the year ended December 31, 2011 was $3,689,050 compared to $3,743,829 for the previous year ended December 31, 2010, a decrease of 1%. For the year ended December 31, 2011, total expenses decreased 1% over the year ended December 31, 2010, from $3,759,311 to $3,711,444. The stability is a combination of a decrease in marketing expenses of 33%, offset by an increase of interest expense of 168%. The interest charges included an expense of $283,000 in 2011 (61% of total interest expense), which is a non cash expense payable only in common stock. Revenue decreased 88%% for 2011 from 2010, but the gross margin increased 45% between such years. Such increase is due to the mix of customers and the change of pricing policy. Safeway sales have been deferred pending a new source of supply and the imposition of the new cost plus pricing, where existing customers were escalated to the new pricing immediately. Marketing expenses decreased 33%, from $1,224,244 in 2010 to $823,846 in 2011 due to the reduction of market presence. We believe that the iPura brand has been adequately established with the market influencers and there is less need for industry promotion. However, consumer promotion continues through social networking and limited print promotion. Both general and administrative and research and development expenses remained relatively constant as a percentage of revenue between the years 2011 and 2010, with the administrative function structurally established and product development function awaiting new funding for product line extension. General and administrative expenses increased 7% from $1,360,170 in 2010 to $1,455,220 in 2011, a nominal amount due to non-specific activity level increase. Marketing and sales expense, however, declined from $1,224,244 in 2010 to $823,846 in 2011 due to the reduced level of advertising expense and termination of certain non-cash stock for services agreements.

Depreciation expense remained constant, representing only one iPura® System in operation in both 2011 and 2010. However, Depreciation expense is expected to increase in the future if and when additional systems are installed. Interest expense increased 168%, including the $283,000 non cash interest charge noted above and is expected to increase substantially as the trade finance debt facilities are expanded to finance expected future iPura sales volumes.

Critical Accounting policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of deferred tax assets, inventory allowances, the allowance for doubtful accounts receivable, and the fair value of equity instruments.

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

Stock-based compensation

U.S. GAAP requires fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees. Shares, warrants and options issued to non-employees for services are accounted for in accordance with U.S. GAAP whereby the fair value of such option and warrant grants is determined using the Black-Scholes Model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

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

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm (“auditor”) regarding our internal control over financial reporting (“ICFR”), since such report is not required for non-accelerated filers pursuant to certain federal legislation enacted in July 2010.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

Information Not Previously Disclosed in a Report on Form 8-K

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and corporate governance

The names, ages and positions of our directors and executive officers, as of December 31, 2011, are set forth below. Biographical information for each of these persons also is presented below:

Name	Age	Position Held
Keith Meeks	51	Director, President and Chief Executive Officer
Marshall F. Sparks	71	Chief Financial Officer, Secretary and Treasurer
Stephen J. Fryer	73	Director (resigned February 2011)
Gary L. Nielsen	69	Director
Arthur C. Agnos	73	Director
James Stockland	49	Director

There are no family relationships between any of our directors and/or any executive officers.

Keith Meeks – Director, President and Chief Executive Officer

Mr. Keith Meeks currently serves as our President and Chief Executive Officer, positions he was appointed to in August 2005. He has also served as a member of our Board since January 2009. He was also a co-founder of our parent corporation, Global Food Tech (“Tech”). Previous to this, he had served as the Vice President of Corporate Development of Tech where his responsibilities included working with Tech’s consultants and advisors to select beta test site partners and primary target markets. He has been a director and an officer of Tech since August 2001. From August 2000 to July 2001, he was the Director of Business Development of Global Food Technologies, LLC, the predecessor of Tech. We believe that Mr. Meeks’ experience as a founder of our parent company and his extensive knowledge about the operations of our Company make him qualified to serve as a member of the Board of Directors. Mr. Meeks started his professional career in the financial services industry in 1980 with New York Life, and later became a Certified Financial Planner and Investment Advisor, receiving this designation from the College of Financial Planners in Denver, Colorado. In 2008, he was awarded the Certificate in International Food Laws from Michigan State University, the College of Agriculture & Natural Resources, and the Institute for Food Laws & Regulations.

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

Gary L. Nielsen – Director

Mr. Gary L. Nielsen currently serves as one of our Directors. He also serves as a Director on Tech’s Board of Directors, a position he has held since December 2004. Mr. Nielsen is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and Arizona Society of Certified Public Accountants. From September 2005 until September 2009, Mr. Nielsen served as the President of National Health Benefits Corp. He served as the principal of Terra Capital, Inc. from September 2003 through September 2005. From December 2000 through September 2003, Mr. Nielsen was the Chief Financial Officer and a shareholder of Environmental Support Solutions, Inc. Previously, he was a manager in the Phoenix office of KPMG and has served in an executive capacity as Senior VP of Finance or CFO for three NYSE companies, one AMEX company and a NASDAQ company. These companies include Granite Golf Corporation, Best Western International, Giant Industries, Inc., American Continental Corporation and Del Webb Corporation. Mr. Nielsen is experienced in the areas of financial reporting and analysis, SEC reporting, internal controls and operational analysis with perspectives from serving in multiple industries including public accounting which qualify him to serve as a member of the Board. Mr. Nielsen is a graduate of the Arizona State University where he received a Bachelor of Science in Accounting.

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

James Stockland – Director

Mr. Stockland was elected to the Board of Directors in December 2007. Mr. Stockland is the Founder and CEO of A&D Sales and Marketing, Inc. in Fayetteville, Arkansas. A&D Sales procures and distributes meat and poultry products to the retail, foodservice and industrial markets in the U.S., Puerto Rico, Mexico, and other international markets.  A&D Sales is a successful meat and poultry trading company in the United States and has an impeccable reputation within the industry built on trust and integrity since 1991. In 1994, Mr. Stockland co-founded Ozark Consulting and Marketing, Inc.  Ozark Consulting and Marketing represents some of the largest vendors in the seafood and poultry industries to Wal-Mart stores and Sam’s Wholesale Clubs.  OCM is responsible for ordering, inventory and replenishment, and many other changing duties. Mr. Stockland is extensively experienced as an executive in the Company’s industry and operates daily in the Company’s market and with potential customers giving the Company a unique perspective, and qualifying him to serve on the Board.

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

Stephen J. Fryer – Director (resigned February 2011)

Mr. Stephen J. Fryer served as one of our Directors from August 2005 until his resignation in February 2012. Since July 2005, he has been a managing partner of SC Capital Partners, Inc., an investment banking and financial advisory company. He is also Chairman and CEO of Thermal Energy Development Corporation, Inc. From January 2003 to July 2005, he was a consultant to Grant Bettingen, Inc., an investment banking firm in Newport Beach, California. He is a graduate of the University of Southern California with a degree in Mechanical Engineering and a minor in Economics.

Term of Office

Our Bylaws provide for a staggered, or classified Board, consisting of three classes of directors serving three year terms, with only one class being subject to stockholder election at any particular annual stockholder meeting, after the initial election. Since the staggered Board was implemented pursuant to our annual stockholders meeting held on August 24, 2011, two of the three classes will serve one and two year terms initially, to create the staggering of the Board. Thereafter, all directors will serve three-year terms.

Vacancies on the Board of Directors by reason of death, resignation, retirement, disqualification, removal from office, or otherwise, and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director. The directors so chosen shall hold office for the remainder of the entire applicable term of the class to which they were appointed, until the next annual meeting of the stockholders at which members of the director’s class are elected and until their successors are duly elected. The current classes are as follows:

CLASS	DIRECTORS	YEAR TERM EXPIRES
I	James Stockland	2012

II	Arthur C. Agnos (and one vacancy created when Mr. Fryer resigned)	2013

III	Keith Meeks and Gary L. Nielsen	2014

Meetings of the Board of Directors and Information Regarding Committees

During our fiscal year ended December 31, 2011, our Board of Directors held five meetings.

Our Board of Directors has established three committees: an Audit Committee, a Compensation Committee and a Nominating/Governance Committee. As of January 31, 2012, these committees were comprised as follows:

Audit Committee:	Gary L. Nielsen (Committee Chairman), (Audit Committee Financial Expert) Arthur C. Agnos James Stockland
Compensation Committee:	Arthur C. Agnos (Committee Chairman) Gary L. Nielsen James Stockland
Nominating & Governance Committee	Gary L. Nielsen (Committee Chairman), Arthur C Agnos James Stockland

As of December 31, 2011, Arthur C. Agnos and James Stockland are independent directors. The Board of Directors has determined that Mr. Nielsen is an “audit committee financial expert” as defined under SEC rules, but Mr. Nielsen does not qualify as an “independent director” under the standards we utilize. See “Director Independence” under Item 13 below.

Section 16(a) Beneficial Ownership reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our executive officers, directors and greater than 10% stockholders to file reports of beneficial ownership of our common stock on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the SEC.

We believe that during the fiscal year ended December 31, 2011, our executive officers, directors or beneficial owners of more than 10% of our common stock complied with Section 16(a) filing requirements, with the following exceptions: in March 2012, Mr. Stockland and Mr. Fryer filed late Form 5’s with respect to shares issued to them in December 2011 for services rendered as Directors.

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

The following table sets forth compensation information for services rendered by our Chief Executive Officer in fiscal 2011 and our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)	All Other Compensation ($) (2)	Total ($)

Keith Meeks	2011	150,000	—	15,381	165,381
President and	2010	150,000	—	11,342	161,342
Chief Executive

Marshall F Sparks	2011	120,000	—	—	120,000
Chief Financial	2010	120,000	—	—	120,000
Officer

(1)	Salary consists of compensation earned and either paid in cash or deferred until Company cash flow improves. At December 31, 2011, the cumulative deferral amounts are for: Mr. Meeks - $24,900, Mr. Sparks - $81,000.
(2)	Other Annual Compensation represents payments made on a leased vehicle and the personal use portion of rental paid for an office apartment in San Jose, CA.

Stock Option Grants

We adopted our 2006 Stock Incentive Plan in November 2006. Directors, officers, employees and consultants are eligible to receive awards under the plan. No awards have been made to officers and Directors under the 2006 Stock Incentive Plan. Other awards to the named executive officers are set forth below.

Outstanding Equity Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Keith Meeks	—	—	—	—	—
Marshall F. Sparks	—	200,000	—	$5.00	Dec 2013
Marshall F. Sparks	—	200,000		$7.00	Dec. 2013

(1) The equity awards were in the form of warrants, which were not issued under our 2006 Stock Incentive Plan. The warrants are fully vested but are not exercisable until the shares are registered or our common stock is listed on a stock exchange or other market selected by the Company.

Employment Agreements

We have no employment agreements or severance agreements with any of our respective executive officers and directors.

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

We pay our Chairman of the Board an annual amount of $93,600 (which can be paid in stock or cash, or both, at the election of the Chairman). As of December 31, 2011, our independent directors were Arthur C. Agnos and James Stockland. All directors are entitled to be reimbursed for reasonable expenses actually incurred by them in connection with their duties as directors.

Director compensation
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(4)	Option Awards ($)	Total ($)
Keith Meeks (1)	—		—	—	—
Stephen J Fryer (2)	—		28,996	—	28,996
Gary L Nielsen (3)	84,000	(2)	—	—	84,000
Arthur C Agnos (4)	28,996	(3)	—	—	28,996
James Stockland	—		24,000	—	24,000
Total	84,800		52,996	—	137,796

(1) Mr. Meeks did not receive any compensation for serving as a director. Compensation for services as an officer is disclosed above in the “Summary Compensation Table” disclosing named executive officer compensation.

(2) Mr. Fryer resigned in February 2012.

(3) Mr. Nielsen is compensated as Chairman of the Board. None of this amount was paid in cash during 2011 but was deferred until the cash position improves. The total amount deferred for Mr. Nielsen for 2009 through 2011 is $211,700.

(4) Mr. Agnos accrued $28,996 in Directors fees in 2011, payable in shares of common stock. He elected to defer the issuance of the shares until 2012.

(4) The dollar amounts in this column represent the portion of directors’ fees actually paid (in the form of common stock grants) during 2011, not deferred, plus any grants of common stock for directors’ fees that were accrued in prior years but paid in 2011. A total of 23,554 shares were issued during the year for Board services and were valued at $52,996. The shares of stock are fully vested and not subject to any forfeiture or repurchase restrictions.

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

(2) Represents the unissued balance of the 2006 Stock Incentive Plan.

Beneficial Ownership Table

The following table sets forth information concerning the number of shares of our common stock as of December 31, 2011, that are owned beneficially by: (i) each person (including any group) known to us to beneficially own more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our officers and directors as a group. Unless otherwise indicated, the stockholders listed below possess sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable.

Name and Address of Beneficial Owner (1)	Number of Shares of Our Common Stock	Percentage of Shares of Our Common Stock (2)
Keith Meeks (3) (8)	678,130	2.2%
Marshall F. Sparks (4) (8) (9)	183,334	0.6%
Stephen J. Fryer (5)	346,218	1.1%
Gary L. Nielsen (6) (8) (10)	238,665	0.8%
Arthur C. Agnos (7) (8)	86,664	0.3%
James Stockland (8)	68,667	0.1%
All directors and officers as a group (6 individuals) (10)	1,601,678	5.1%

Mark Terry 1060 Cactus, Pocatello, ID 83204	1,693,178	5.4%

Global Food Tech, Inc. (“TECH”)	22,945,229	72.8%

(1)	The address of the stockholders identified in this table is c/o Global Food Technologies, Inc., 113 Court Street, Hanford, CA 93203, unless otherwise indicated.
(2)	The percentage ownership is based on 31,502,315 shares of GFT common stock outstanding as of December 31, 2011.

(3)	Includes indirect beneficial ownership of 678,130 shares of GFT through ownership of shares of TECH
(4)	Includes indirect beneficial ownership of 133,334 shares of GFT through ownership of shares of TECH.
(5)	Includes indirect beneficial ownership of 289,445 shares of GFT through ownership of shares of TECH.
(6)	Includes indirect beneficial ownership of 103,334 shares of GFT through ownership of shares of TECH.
(7)	Includes indirect beneficial ownership of 24,334 shares of GFT through ownership of shares of TECH.
(8)	Messrs. Meeks, Agnos, Nielsen and Stockland are the directors of TECH. Mr. Meeks is also the President of TECH and Mr. Sparks is the Chief Financial Officer and Secretary of TECH. Messrs. Meeks, Agnos, Nielsen, Stockland and Sparks share voting and dispositive powers with respect to the GFT shares held by TECH. Each of Messrs. Meeks, Agnos, Nielsen, Stockland and Sparks expressly disclaims beneficial ownership of these shares solely by virtue of their positions as officers and directors of TECH. As noted above, certain of these individuals own shares of TECH, which are included on a proportional basis in calculating their indirect beneficial ownership of GFT.
(9)	Does not include warrants held by Mr. Sparks to purchase 100,000 shares of common stock, since such warrants are not exercisable currently or within 60 days of the date of this chart.

(10) Includes warrants to purchase 29,000 shares of common stock held by Mr. Nielsen that are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

Our parent company, Global Food Tech, Inc. (Tech), owns 22,945,229 shares of our Common Stock, or approximately 73% of our issued and outstanding Common Stock. As of March 1, 2011, all of our directors, Messrs. Meeks, Agnos, Nielsen and Stockland, served as the members of Tech’s Board of Directors. Mr. Meeks also serves as Tech’s President, and Marshall F. Sparks, our Chief Financial Officer, Secretary and Treasurer, also has been appointed as the Chief Financial Officer, Secretary and Treasurer of Tech. This commonality of our respective Boards of Directors and executive managements could create, or appear to create, potential conflicts of interest when these directors and managements are faced with decisions that could have different implications for Tech and us, including the ability of the Tech directors to vote the shares of GFT held by Tech on all matters, including the election of directors of GFT.

Related Party Transactions

With respect to each of the transactions described below, we believe that the terms of such transactions were no less favorable to us than could have been obtained from unaffiliated third parties.

In 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at eight percent (8%) per annum and is secured by all assets, including any intellectual assets, of the Company. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $49,245 based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 4.8%, an expected term of 2 years, and 0% dividend yield. In July 2006, $100,000 of principal was repaid. The remaining balance of $250,000 is due on demand and outstanding at December 31, 2011. The loan is guaranteed by the President of the Company.

We currently have four loans outstanding from Gary Nielsen, a Director of the Company. In April and May of 2006, we arranged for two loans aggregating $190,000 from Mr. Nielsen, which are demand loans and bear interest of 8%. In August 2006, we arranged for another loan, a six month bridge loan, for $100,000 from Mr. Nielsen bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in May 2012. All such loans are unsecured. An additional loan for $100,000 was borrowed from Mr. Nielsen in September 2009 for the same 30 day term and 12% interest rate. The loan remains unpaid at the date of these financial statements and was amended to become an unsecured demand note.

Director Independence

As of January 31, 2012, our independent directors were Arthur C. Agnos and James Stockland. These independent directors also serve on our audit committee, compensation committee and nominating and governance committee. Mr. Nielsen also serves on such committees. Since our common stock is not listed on any national securities exchange or other market, we are not subject to the independent director and audit committee membership rules of such exchanges. However, for purposes of determining director independence, we use the standards set forth by the American Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), independent registered public accounting firm, to audit our financial statements for the years ended December 31, 2011 and December 31, 2010.

The following table shows the fees billed for audit and quarterly review services provided by Squar Milner, for the years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees (1)	$68,000	$68,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees (2)	0	0

Total	$68,000	$68,000

——————

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

Our Audit Committee requires advance approval of all audit, audit-related, tax and other services performed by our independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before our independent auditor is engaged to perform it. All services performed by our independent auditors in 2011 and 2010 were approved in accordance with the Audit Committee’s pre-approval policies.

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation dated October 18, 2005.

3.2(1)	Second Amended and Restated Bylaws as of August 31, 2005.

3.3(2)	Certificate of Designation of Rights, Preferences and Privileges – Series B Preferred Stock

3.4(3)	Certificate of Designation of Rights, Preferences and Privileges – Series C Preferred Stock

10.1(4)	Services Agreement dated September 30, 2005 between Global Food Technologies, Inc. and Global Media Fund, LLC.

10.2(5)	2006 Stock Incentive Plan

10.3(6)	Lease Agreement dated November 1, 2007 between STG Realty Ventures Inc and Global Food Technologies

10.4(7)	Lease Agreement dated September 30, 2008 by and between Global Food Technologies, Inc. and City of Hanford

10.5(8)	Amendment to Lease Agreement dated September 30, 2008 by and between Global Food Technologies, Inc. and City of Hanford

10.6(7)	iPura Sales Agreement dated as of November 11, 2008 by and between GFT and Tongwei (Hainan) Aquatic Products Co., Ltd.

10.7(7)	iPura Sales Agreement dated as of November 11, 2008 by and between IFD and Tongwei (Hainan) Aquatic Products Co., Ltd.

10.8(7)	iPura System Installation Agreement dated as of September 5, 2008 by and between GFT and Procint Ltda.

10.9(7)	iPura Processing Agreement dated as of September 5, 2008 by and between IFD and Procint Ltda.

10.10(7)	iPura Food Safety and Quality Assurance Services Agreement dated as of September 9, 2008 by and between GFT and FIMEX VN Sao Ta Foods Joint-Stock Company

10.11(7)	iPura Supplier Agreement dated as of September 9, 2008 by and between IFD and FIMEX VN Sao Ta Foods Joint-Stock Company

10.12(7)	iPura Food Safety and Quality Assurance Services Agreement dated as of November 20, 2008 by and between GFT and Binh An Seafood Joint Stock Company

10.13(7)	iPura Supplier Agreement dated as of November 20, 2008 by and between IFD and Binh An Seafood Joint Stock Company

10.14(8)	Promissory Note dated November 22, 2010 for $1,300,000 to Mukesh Paripatyadar

10.21(8)	Security Agreement dated November 22, 2010 with Mukesh Paripatyadar

24.1	Power of attorney (included in signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 ‡	Certifications of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS ‡‡	XBRL Instance Document

101.SCH ‡‡	XBRL Taxonomy Schema

101.CAL ‡‡	XBRL Taxonomy Calculation Linkbase

101.DEF ‡‡	XBRL Taxonomy Definition Linkbase

101.LAB‡‡	XBRL Taxonomy Label Linkbase

101.PRE ‡‡	XBRL Taxonomy Presentation Linkbase

+	Management contract or compensatory plan or arrangement
*	Filed herewith
‡	Furnished herewith

‡‡	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed on November 23, 2005 as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.

(2)	Filed on July 15, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.

(3)	Filed on December 11, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.

(4)	Filed on October 6, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on August 2, 2007, as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.

(6)	Filed on February 27, 2009, as an exhibit to Annual Report on Form 10-K for the annual period ended December 31, 2008 and incorporated herein by reference.
(7)	Filed on October 31, 2008, as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.
(8)	Filed on March 31, 2011, as an exhibit to our Annual Report on Form 10-K for the annual period ended December 31, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2012
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

Name:	Title	Date

/s/ Keith Meeks	President and Chief Executive Officer
Keith Meeks	(Principal Executive Officer), Director

/s/ Gary L. Nielsen	Chairman of the Board, Director	March 29, 2012
Gary L. Nielsen

/s/ Marshall F. Sparks	Chief Financial Officer, Secretary and	March 29, 2012
Marshall F. Sparks	Treasurer (Principal Financial and Accounting Officer)

/s/ Arthur C. Agnos	Director	March 29, 2012
Arthur C. Agnos

/s/ James Stockland	Director	March 29, 2012
James Stockland

GLOBAL FOOD TECHNOLOGIES, iNC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

PAGE 2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE 3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011 AND 2010

PAGE 4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010.

PAGE 5	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

PAGE 6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010.

PAGES 7-16 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global Food Technologies, Inc.

Hanford, California

We have audited the accompanying consolidated balance sheets of Global Foods Technologies, Inc. and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Food Technologies, Inc. and subsidiary as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has an accumulated deficit of approximately $68,000,000 at December 31, 2011, has negative cash flow from operations of approximately $2,800,000 for the year ended December 31, 2011, and has negative working capital at December 31, 2011. The Company’s ability to continue operations is predicated on its ability to raise additional capital and, ultimately, to achieve profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 29, 2012

GLOBAL FOOD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$194,662	$1,004,654
Accounts receivable	11,592	30,939
Inventory	67,940	124,141
Prepaid expenses	42,180	44,285
Total Current Assets	316,374	1,204,019

PROPERTY AND EQUIPMENT
iPura systems equipment	1,154,969	1,154,969
Furniture and fixtures	73,776	73,776
Less accumulated depreciation	(281,430)	(207,781)
	947,315	1,020,964

OTHER ASSETS	23,189	23,189

TOTAL ASSETS	$1,286,878	$2,248,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$168,380	$104,047
Accrued liabilities	838,621	693,096
Notes payable – related parties	640,000	640,000
Notes payable – other	246,000	246,000
Trade finance and equipment notes payable	982,423	1,179,297
Short term convertible note payable	1,300,000	1,300,000
Total Current Liabilities	4,175,424	4,162,440

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders’ DEFICIT
Convertible Series C Preferred Stock, $.0001 par value, 1,500,000 shares authorized, 399,613 shares issued and outstanding, liquidation preference of $4.50 per share	40	40
Common Stock, $.0001 par value, 100,000,000 shares authorized, 31,502,325 and 30,400,014 shares issued and outstanding, respectively at December 31, 2011 and 2010	3,149	3,040
Additional paid-in capital	65,157,417	62,442,754
Accumulated deficit	(68,049,152)	(64,360,102)
Total stockholders’ deficit	(2,888,546)	(1,914,268)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,286,878	$2,248,172

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2011	For The Year Ended December 31, 2010

Sales	$133,078	$1,109,230
Cost of sales	110,684	1,093,748
Gross profit	22,394	15,482

Expenses
Marketing expense	823,846	1,224,244
General and administrative expense	1,455,220	1,360,170
Research and development costs	897,754	921,658
Depreciation	73,649	81,497
Interest expense	460,975	171,742
Total Expenses	3,711,444	3,759,311

NET LOSS	$(3,689,050)	$(3,743,829)

Undeclared dividends on Preferred Stock	$47,953	$46,106

Net loss available to Common Stockholders	(3,737,003)	(3,789,935)

Loss per common share, basic and diluted	$(0.12)	$(0.13)

Weighted average common shares outstanding	30,966,971	29,940,040

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2009	257,222	26	29,752,513	2,976	59,823,171	(60,616,273)	(790,100)
Issuance of common stock and warrants for cash	-	-	486,663	48	1,421,526	-	1,421,574
Issuance of series C preferred stock for cash	109,057	11	-	-	490,749	-	490,760
Issuance of series C preferred stock for accrued liabilities	33,334	3	-	-	149,997	-	150,000
Common stock issued for services and accrued liabilities	-	-	160,838	16	557,311	-	557,327
Net loss						(3,743,829)	(3,743,829)
Balance, December 31, 2010	399,613	$40	30,400,014	$3,040	$62,442,754	$(64,360,102)	$(1,914,268)
Issuance of common stock and warrants for cash –net of issuance costs	-	-	853,815	85	2,140,216	-	2,140,301
Issuance of common stock for conversion of notes payable	-	-	12,286	1	42,999	-	43,000
Common stock issued for services and accrued liabilities	-	-	236,210	23	531,448	-	531,471
Net loss	-	-	-	-	-	(3,689,050)	(3,689,050)
Balance, December 31, 2011	399,613	$40	31,502,325	$3,149	$65,157,417	$(68,049,152)	$(2,888,546)

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2011	For The Year Ended December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,689,050)	$(3,743,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73,649	81,497
Fair value of common stock issued for services	297,471	557,327
Changes in operating assets and liabilities:
Accounts receivable	19,347	159,159
Inventory	56,201	538,468
Prepaid expenses	2,105	(8,061)
Other assets	-	2,900
Accounts payable	64,333	(523,992)
Accrued liabilities	379,525	178,708-
Cash used in operating activities	(2,796,419)	(2,757,823)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of iPura systems equipment	-	(109,289)
Cash used in investing activities	-	(109,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from trade finance and equipment notes payable	93,126	632,297
Principal payments on trade finance and equipment notes payable	(247,000)	(115,000)
Proceeds from notes payable – others	-	120,000
Proceeds from short term convertible note	-	1,300,000
Proceeds from sale of preferred stock	-	490,760
Proceeds from sale of common stock and warrants, net	2,140,301	1,421,574
Cash provided by financing activities	1,986,427	3,849,631

INCREASE (DECREASE) IN CASH	(809,992)	982,519

CASH – BEGINNING OF YEAR	1,004,654	22,135

CASH – END OF YEAR	$194,662	$1,004,654

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$155,872	$126,175
Non-cash financing transactions:
Issuance of preferred stock for accrued liabilities	$-	$150,000
Issuance of common stock for conversion of note payable	$43,000	$-
Issuance of common stock for accrued liabilities	$234,000	$-

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities. At December 31, 2011, the Company has an accumulated deficit approximating $68,000,000 and for the year ended December 31, 2011 negative cash flows from operations of approximately $2,800,000. Additionally, the Company has negative working capital at December 31, 2011. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital and achieve sustained profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at December 31, 2011, management estimates that it will need to raise additional capital in the amount of $5 million to cover operating costs for fiscal year 2012 and obtain a significant line of credit to finance the “inventory” of iPura product. Any capital raised may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. However, at this point, management has not specifically identified the type or sources of this funding and is exploring commercial and joint venture financing opportunities.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Global Food Technologies, Inc. and its wholly-owned subsidiary iPura Food Distribution Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentrations

We place our cash with high quality financial institutions, and at times balances may exceed the Federal Deposit Insurance Corporation insurance limit.

We contract with a vendor in China and have established operations in China for the production of all of our iPura Tilapia product. Any disruption in China would have a material adverse effect on our operations as the sole source of Tilapia.

One customer accounted for 100% of accounts receivable at December 31, 2011 and four customers accounted for more than 10% of accounts receivable at December 31, 2010. Two customers accounted for more than 10% of sales for year ended December 31, 2011 and three customers accounted for more than 10% of sales for year ended December 31, 2010. The customers dominant in sales were Safeway, Inc., The Meat Market in California, and Inland Seafood, Inc. in Georgia.

Accounts Receivable

Management develops an estimate of the allowance for doubtful accounts receivable based on the Company’s current economic circumstances, and its own judgment as to the likelihood of ultimate payment. The Company does not require collateral for trade accounts receivable. Management believes that at December 31, 2011and 2010, no allowance for doubtful accounts was necessary. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.  Market is determined by comparison with recent sales or net realizable value. Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves were considered necessary as of December 31, 2011 and 2010.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight line method based on the estimated useful lives of the assets, all estimated at five years. There are no capitalized leasehold improvements. Substantially all of the iPura™ systems equipment is located in China and Vietnam at December 31, 2011.

Long-lived Assets

We review long lived assets for events or changes in circumstances that indicate that their carrying value may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. No impairment charges were recorded for the years ended December 31, 2011 or 2010.

Patents and Trademarks

The Company has three U.S. patents that relate to proprietary technologies and has filed additional patent applications in both the U.S. and several foreign countries. The Company has registered the iPura™ brand name in the U.S. and has filed additional applications in several foreign countries for the iPura™ brand name.

Costs associated with patents and trademarks are not significant at December 31, 2011 and 2010.

Research and Development Costs

Research and development costs are expensed as incurred. Purchased materials that do not have an alternative future use and the cost to develop prototypes of production equipment are also expensed. Costs incurred in the fabrication, testing, installation of commercial systems are capitalized as long lived assets.

Income Taxes

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to a deferred tax assets is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

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

As of December 31, 2011 and 2010, the Company had no recurring or nonrecurring fair value measurements.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, and notes payable approximate their fair value as of December 31, 2011 due to their short term nature. The fair value of the Company’s notes payable to related parties approximate their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company.

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

There are 9,629,106 and 9,443,958 stock purchase warrants outstanding at December 31, 2011 and 2010, respectively, which were not used in the computation of loss per share as their effect would be antidilutive.

The Company has outstanding Series C preferred stock (see Note 6) which carries an undeclared cumulative dividend feature. Cumulative undeclared dividends are $94,430 and $46,106 as of December 31, 2011and 2010, respectively.

Stock-based Compensation

The Company accounts for share-based payment arrangements issued to employees using a fair-value based measurement method in accounting for share-based payment transactions.

Shares, warrants and options issued to non-employees for services are accounted for at fair value, based on the fair value of instrument issued or the fair value of the services received, whichever is more readily determinable.

Significant Recently Issued Accounting Pronouncements

Management does not believe any recently issued accounting pronouncements will have a significant future effect on the Company’s consolidated financial statements.

3. TRADE AND EQUIPMENT FINANCING DEBT

As an alternative to commercial trade financing, leasing and factoring, the Company have instituted a program of issuing one year promissory notes, secured by inventory or iPura equipment systems, with annual interest rates from 8.2% to 9.2%. The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory or equipment. As is typical of trade financing, the proceeds from sale of inventory by the Company upon collection will be applied to the trade financing debt. At December 31, 2011, the Company owed $982,423 in trade financing debt. Individual notes mature on their anniversaries throughout 2012 and based on past renewal activity the Company expects that the majority will be renewed upon maturity. None of this debt is in default.

4. NOTES PAYABLE OTHER

In 2010, the Company borrowed $126,000 from a third party. The note had a one year term and was renewed at its maturity. The note is now due during July, 2012, bears annual interest of 9%, is unsecured, and is convertible into common stock at any time at a fixed price of $4.50 per share. An additional $120,000 was borrowed from the same third party in 2010 in two one year notes bearing interest of 5% and 9%, respectively. These notes were renewed at maturity and are now due in June 2012. The original note included 14,000 warrants valued at $13,398, charged to interest expense over the term of the note. The warrants have an exercise price of $7.00 per share, a term of 3 years, and were valued using the Black-Scholes option pricing model using substantially the same assumptions as discussed below under notes payable to related parties (Note 5). The subsequent renewal and the additional notes did not involve any warrants or other additional compensation.

5. NOTES PAYABLE TO RELATED PARTIES

Shareholder loan

In 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at 8% and is secured by all Company assets, including any intellectual assets. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In July 2006, $100,000 of principal was repaid. The remaining balance of $250,000 is due on demand. The loan is guaranteed by the President of the Company.

Director loan

In 2006, we arranged for three loans aggregating $290,000 from a Director of the Company. Two of the loans aggregating $190,000 are demand loans and bear interest of 8%. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. Additional consideration for the three loans was approved by the Company’s Board of Directors in August 2006, in the form of warrants to purchase 29,000 shares of common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In August 2006, we arranged for a fourth loan, a six month bridge loan, for $100,000 from the Director bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in May 2012. Such loans aggregating $290,000 are unsecured. In January 2008, the note holder was awarded 78,000 shares of common stock valued at $351,000 as additional consideration for extending the maturity of the loans.

In November 2010, for the same 12% interest rate, the Company borrowed an additional $100,000 from such director, due on demand. The loan is unsecured.

The current indebtedness to the Director is $390,000.

6. SHORT TERM CONVERTIBLE NOTE PAYABLE

On November 22, 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 18% per year. The note was extended for an additional six months and was renewed for a further six months in November 2011.The renewal involved issuing a renewal bonus of $58,500, charged to interest expense and paid in shares of common stock at $2.25 per share, to reduce the interest rate to 9% per year. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as interest expense ratably as incurred. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the fixed rate of $2.25 per share. The Note is secured by all of the assets of the Company and is subordinate to the 2006 related party note of $250,000. Currently, the Company does not have the ability or resources to repay such loans if a demand is made for repayment in full.

7. STOCKHOLDERS’ DEFICIT

Preferred Stock Issuance

We are authorized to issue 20,000,000 shares of Preferred Stock with a par value of $.0001. Of such amount, 8,000,000 shares were designated “Series A” Preferred Stock. There is no Series A Preferred Stock outstanding at December 31, 2011 and 2010.

Of such 20,000,000 authorized shares, 1,000,000 shares were designated Series B Preferred Stock with a par value of $.0001. This was 2009 issuance. The Series B had preferential rights in liquidation over common stock and was convertible into common stock at a conversion rate of $4.50 per share. In December 2010, the Series B Preferred Stock was converted to Series C Preferred Stock (below) on a share for share basis. There is no Series B Preferred Stock outstanding at December 31, 2011 and 2010.

In October 2010, we designated a Series C Preferred Stock and authorized the issuance of 1,500,000 shares at a par value of $.0001. The Series C has preferential rights in liquidation over common stock at $4.50 per share and is convertible into common stock at a one to one conversion rate. There is mandatory conversion to common stock upon the earlier of certain events or five years. The Series C bears a dividend of 8% payable in cash upon declaration of the dividend by the Company’s Board of Directors and such accrued dividend shall be payable in cash only in the event working capital requirements permit. Each issued share is accompanied by two warrants to purchase common stock for a period of three years at an exercise price for the greater of $3.00 or 50% of the bid price on an approved public exchange or the most recent private offering price if there is no exchange. At December 31, 2011, there were 399,613 shares of Series C Preferred Stock issued and outstanding.

The cumulative undeclared dividends on the Series C Preferred Stock are $94,059 and $46,106 at December 31, 2011 and 2010, respectively.

Common Stock Issuances

In 2010, a total of 486,663 shares of common stock and 228,493 warrants to purchase common stock were issued in private placements for total proceeds of $1,421,574. Common Stock was priced at $2.25 per share and unit sales of one share and one warrant were priced at $3.50 to $4.50 per unit.

In 2011, a total of 853,815 shares of common stock and 185,148 warrants to purchase common stock were issued in private placements for net proceeds of $2,140,301. The private placement of units of one share and one warrant for a price of $3.50 per share continued throughout the year 185,148 units were subscribed and purchased for gross proceeds of $641,301. The warrant is exercisable for $4.50 per share for a period of 3 years. In January 2011, a shareholder resident in the United Kingdom offered to purchase a large block of stock for a discounted price of $2.25 per share. He purchased 666,666 shares of common stock for $1,500,000. There were no warrants or other compensation involved in this transaction.

The short term note in the principal amount of $1,300,000 (described in Note 6) provides that the interest accrued by paid in common stock at the rate of $2.25 per share. The note matured in November 2011 and 104,000 share of common stock were issued for accrued interest. The note was renewed for another six months and involved issuing a renewal bonus of $58,500, charged to interest expense and paid in shares of common stock, an additional 26,000 shares were issued to the noteholder.

Stock Incentive Plan

In November 2006, we adopted a stock incentive plan to incentivize employees and consultants with awards of stock options, stock appreciation rights and restricted stock grants. There are a maximum of 3,000,000 shares of Common Stock subject to award under the plan and the awards must be made at fair market value at the date of the award. Awards have been made as follows:

Year	Shares Issued	Fair value per share	Compensation expense	Number of Grantees
2006	530,000	$4.50	$2,385,000	26
2007	460,000	$4.50	$2,070,000	16
2008	191,000	$4.50	$859,500	11
2009	164,000	$4.50	$738,000	9
2010	none
2011	none

Through December 31, 2011, 1,345,000 shares have been granted and there remains 1,655,000 shares available for grant under the plan.

The shares are fully vested and become transferable upon registration of the shares with the Securities and Exchange Commission or upon the development of a listing in a market initiated by us.

Officers and Directors Stock Compensation

The Board periodically issues shares and warrants to Directors for specific compensation elements. At December 31, 2011, there were 700,000 warrants outstanding to Officers and Directors exercisable at $5.00 to $7.00, with an extended expiration date of December 31, 2013.

The Company’s Directors compensation and expenses are paid in shares of common stock as long as cash flow from operations is negative. Common shares were issued to Directors for accrued compensation in the amount of 23,554 shares in 2011 and 46,664 shares in 2010 valued at $52,996 and $ 104,993, respectively.

There were no grants of options or warrants to officers or Directors in 2011 or in 2010.

A summary of the status of these compensation arrangements is as follows:

	Warrants For Shares	Weighted Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	700,000	$5.57	2.75
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2010	700,000	$5.57	1.80	$-
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2011	700,000	$5.57	2.00	$-
Exercisable at December 31, 2011	700,000	$5.57	2.00	$-

Warrants

Through December 31, 2011, we had issued 9,629,106 warrants, exercisable for 2 years at $3.00 to $7.00, in conjunction with sales of common and preferred stock and awards for services.

In 2011, we extended the expiration date of all warrants to December 31, 2013 without modifying the exercise price. These warrants were issued in conjunction with equity sales and therefore no adjustment was charged to paid in capital and there was no income statement effect.

During 2010, we issued 228,493 warrants exercisable at $4.50 to $7.00 for 3 years in connection with our common stock offerings and 284,781 warrants exercisable at $3.00 for 3 years in connection with the Series C Preferred Stock offering.

During 2011, we issued an additional 185,148 warrants exercisable at $7.00 for 3 years in connection with our common stock offerings.

At December 31, 2011, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at January 1, 2009	8,930,684	$5.63
Warrants granted	513,274	3.78
Warrants expired	-	-
Warrants outstanding at December 31, 2010	9,443,958	$5.51
Warrants granted	185,148	7.00
Warrants expired	-	-
Warrants outstanding at December 31, 2011	9,629,106	$5.55

The following table summarizes information about warrants outstanding at December 31, 2011:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date		Weighted Average Exercise Price
9,365,106	$3.00-7.00	2013		$5.55
64,000	$4.50		(1)	$4.50
200,000	$4.50		(2)	$4.50
9,629,106				$5.55
(1)	Expires two years after repayment of principal on notes giving rise to the warrants
(2)	Warrants expire 2 years after commencement of trading of common shares

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our headquarters and warehouse facilities in Hanford, California. We also lease an automobile for an officer and office equipment. Future minimum lease payments required on these non-cancelable operating leases are as follows:

Years ended December 31,	Amount
2012	108,172
2013	107,607
2014	23,399
$239,178

Facilities rent expense for the year ended December 31, 2011 was $141,794.

9. INCOME TAXES

The Company does not have significant income tax expense or benefit from inception through December 31, 2011. The tax net operating losses have resulted in a deferred tax asset with a 100% valuation allowance applied against such asset at December 31, 2011 and 2010. The tax net operating loss carryforward (“NOL”) approximates $38 million at December 31, 2011. Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code. Such NOL’s expire at various dates through 2031.

The income tax effect of temporary differences between financial and tax reporting gives rise to a deferred income tax asset at December 31, 2011 and 2010 as follows:

	2011	2010
Deferred tax asset –NOL’s	$15,508,000	$14,151,000
Less valuation allowance	$(15,508,000)	$(14,151,000)
Net deferred tax asset	$-	$-

The valuation allowance increased by approximately $1,357,000 and $1,494,000 during the years ended December 31, 2011 and 2010, respectively.

A reconciliation of the effective income tax rate to the United States statutory income tax rate for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Tax benefit at the U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0%	34.0%
Effective income tax rate	-%	-%

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

