Form 10-Q
period 2012-03-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2012-05-08
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2012

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

Large accelerated filer ☐ accelerated filer ☐ non accelerated filer ☐ smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of April 15, 2012
Common stock, par value $0.0001	31,562,354

GLOBAL FOOD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS

Current Assets
Cash	$29,165	$194,662
Accounts receivable	12,096	11,592
Inventory	40,505	67,940
Prepaid expenses	74,664	42,180
Total Current Assets	156,430	316,374

Property and Equipment , net	930,023	947,315

Other Assets	23,189	23,189

TOTAL ASSETS	$1,109,642	$1,286,878

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$185,708	$168,380
Accrued liabilities	909,967	838,621
Notes payable – related parties	640,000	640,000
Note payable – other	246,000	246,000
Trade finance notes payable	1,187,423	982,423
Short term convertible note payable	1,300,000	1,300,000
Total Current Liabilities	4,469,098	4,175,424

Stockholders’ Deficit:
Convertible Series C Preferred stock, $0.0001 par value, 1,500,000 shares authorized, 399,613 shares issued and outstanding, liquidation preference of $4.50 per share	40	40
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,562,354 and 31,502,325 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	3,156	3,149
Additional paid-in capital	65,344,057	65,157,417
Accumulated deficit	(68,706,709)	(68,049,152)
Total Stockholders’ Deficit	(3,359,456)	(2,888,546)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,109,642	$1,286,878

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Revenues	$29,736	$89,566
Cost of goods sold	26,620	77,601
Gross profit	3,116	11,965

Operating Expenses
Marketing	142,476	269,515
General and administrative	270,334	351,428
Research and development	158,602	266,786
Depreciation	17,292	19,487
Interest	71,969	102,943
Total Operating Expenses	660,673	1,010,159

NET LOSS	$(657,557)	$(998,194)

Undeclared dividends on Preferred Stock	106,418	58,465

Net loss attributable to common stockholders	(763,975)	(1,056,659)

Loss per common share, basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding, basic and diluted	31,532,330	30,582,029

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2012

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2011	399,613	$40	31,502,325	$3,149	$65,157,417	$(68,049,152)	$(2,888,546)
Issuance of common stock and warrants for cash, net of issuance costs	-	-	47,142	5	157,646	-	157,651
Common stock issued for services	-	-	12,887	2	28,994	-	28,996
Net loss	-	-	-	-	-	(657,557)	(657,557)
Balance, March 31, 2012	399,613	$40	31,562,354	$3,156	$65,344,057	$(68,706,709)	$(3,359,456)

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(657,557)	$(998,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,292	19,487
Common stock issued for services	28,996	13,900
Changes in operating assets and liabilities:
Accounts receivable	(504)	21,079
Inventory	27,435	73,839
Prepaid expenses	(32,484)	(4,295)
Accounts payable	17,328	7,183
Accrued liabilities	71,346	63,071
Cash used in operating activities	(528,148)	(803,930)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	205,000	-
Sale of common stock – net of issuance costs	157,651	546,500

Net cash provided by financing activities	362,651	546,500

CHANGE IN CASH	(165,497)	(257,430)

CASH – BEGINNING OF PERIOD	194,662	1,004,654

CASH – END OF PERIOD	$29,165	$747,224

SUPPLEMENTAL DISCLOSURES
Interest paid	$33,920	$35,643

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

1. Description and nature of the business, organization and basis of presentation.

Global Food Technologies, Inc. (the “Company”,“we”,“our”or“us”) is a life sciences company focused on food safety processes for the food processing industry by using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood and to make those products safer for human consumption. The Company has developed a process using its technology called the “iPura™ Food Processing System”. The System is installed in processor factories in foreign countries with the product currently sold in the United States. The Company’s ability to generate significant revenue will depend, among other things, on its ability to demonstrate the merits of the iPura™ system, as well as brand development and establishing alliances with suppliers and vendors.

The Company is a registrant under rules and regulations of the United States Securities and Exchange Commission (“SEC”) but has not yet obtained a listing on any stock exchange.

Going concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2012, the Company has an accumulated deficit approximating $69,000,000, and for the three months ended March 31, 2012, negative cash flows from operations of approximately $528,000. Additionally, the Company has negative working capital at March 31, 2012. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading, have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012. The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. The condensed consolidated balance sheet as of December 31, 2011 and any related disclosures have been derived from the December 31, 2011 audited financial statements filed in the Company’s 2011 Form 10-K.

The accompanying consolidated financial statements include the accounts of Global Food Technologies, Inc. and its wholly-owned subsidiary iPura Food Distribution Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting policies

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.  Market is determined by comparison with recent sales or net realizable value. Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves were considered necessary as of March 31, 2012.

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

Income taxes

The Company has no significant income tax expense or benefit for the periods presented due to its current period losses, its tax net operating loss carryforwards and related 100% deferred tax asset valuation allowance.

Loss per common share

Loss per common share was computed using the weighted average number of shares of common stock outstanding during the period. Not used in the computation since their effect would be antidilutive, were 399,613 shares of Convertible Preferred Stock, 9,676,248 Common Stock purchase warrants and 1,345,000 Common Stock options.

2. Inventory

At March 31, 2012, inventory consists of frozen tilapia fish available for sale.  Fish is classified as finished goods and is recorded at delivered cost.

3. Trade Finance Notes Payable

As an alternative to commercial trade financing, leasing and factoring, we previously instituted our own form of trade finance of issuing promissory notes, secured by inventory, in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. The funds are received and controlled by a third-party custodian. As is typical of trade financing, the proceeds from sale of inventory by the Company upon collection will be applied to the trade financing debt. At March 31, 2012, the Company owed $1,187,423 in trade financing debt. Individual notes mature on their anniversaries through 2013 and based on past renewal activity; we expect that the majority will be renewed upon maturity. None of this debt is in default.

4. Notes Payable - Others

In July 2009, we borrowed $126,000 from a third party. The note had a one year term and was renewed at its maturity. The note is now due during July 2012, bears interest at 9%, is unsecured and is convertible into common stock at the option of the lender at any time at a fixed price of $4.50 per share. An additional $120,000 was borrowed from the same third party in 2010 in two, unsecured, one-year notes bearing interest of 5% and 9%, respectively. Such notes were renewed at maturity and are due in June 2012.

5. Notes Payable - Related Parties

Shareholder loan

In 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at eight percent (8%) per annum and is secured by all Company assets, including any intellectual assets. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In July 2006, $100,000 of principal was repaid. The remaining balance of $250,000 is due on demand. The loan is guaranteed by the President of the Company.

Director loan

In 2006, we arranged for demand loans aggregating $190,000 from a Director of the Company, bearing interest of 8%. Additional consideration for the loans was approved by the Board in August 2006, in the form of warrants to purchase 29,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In August 2006, we arranged for another loan, a six month bridge loan, for $100,000 from the same Director bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in May 2012. Such loans are unsecured. In January 2008, the note holder was awarded 78,000 shares of common stock valued at $351,000 as additional consideration for extending the maturity of the loans.

In November 2010, the Company borrowed an additional $100,000 at 12% interest rate from the same director, due on demand. The loan is unsecured.

The current indebtedness to the Director is $390,000.

6. Short Term Convertible Note Payable

On November 22, 2010, a stockholder loaned the Company $1,300,000 on a six month note bearing interest at 18% per year. The note has been renewed, and is currently due May 2012. The Company expects that such note will be renewed upon maturation. In connection with the renewal, the Company agreed to a renewal bonus of $58,500, charged to interest expense and paid in shares of common stock at $2.25 per share, and the interest rate was reduced to 9% per year. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the rate of $2.25 per share. The note is secured by all of the assets of the Company and is subordinate to the 2006 shareholder loan of $250,000. Currently, the Company does not have the ability or resources to repay such loan if a demand is made for repayment in full at the scheduled maturity date.

7. Stockholders’ Deficit

Common Stock Issuances

We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations.

In the three months ended March 31, 2012, a total of 47,142 shares of common stock and 47,142 warrants to purchase common stock were issued in private placements for proceeds of $157,651, net of issuance costs of $7,350. All units were priced at $3.50 per unit.

During the three months ended March 31, 2012, a total of 12,887 shares of common stock were issued for services represented by accrued director fees.

Warrants

There are 9,676,248 warrants outstanding as of March 31, 2012 exercisable until December 31, 2013 at $3.00 to $7.00, in conjunction with sales of common and preferred stock and awards for services.

The above securities were issued under exemption from Regulation under either Regulation D or S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

8. Subsequent Events

Management has evaluated events subsequent to March 31, 2012 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

On April 30, 2012, the Company entered into a Subscription Agreement with an existing holder of shares of our Series C Preferred Stock for the purchase of additional shares of stock. Pursuant to the terms of the Subscription Agreement, the stockholder will purchase up to $2.9 million of Common Stock at a purchase price of $2.39 per share.  The initial purchase is for $500,000, which funds were received by the Company as of April 30, 2012.  The additional purchases are structured as eight monthly installments of $300,000 each. However, the purchaser may cancel any or all of the remaining installments at the purchaser’s discretion, without penalty.  No warrants will be issued in connection with this sale.

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

In 2009, we completed the installation of our iPura® System at a food processor located in China, Tongwei (Hainan) Aquatic Products Co., and began producing our first order of inventory and selling it in the United States. We completed installation of a second, larger iPura® System with a processor in Vietnam in early 2010, but had to remove the installation after quality control and solvency issues arose with that processor. We are seeking an alternative processor in Vietnam for the installation. We have a third system installed at another processor in China, which was installed in the “Evergreen facility” that should be operational in the first half of 2012. Our fourth system is at our Hanford, California warehouse facility and is able to be installed if capacity is required

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura® System. At March 31, 2012, the Company has an accumulated deficit approximating $69,000,000, and for the three months ended March 31, 2012 negative cash flows from operations of approximately $528,000. Additionally, the Company has negative working capital at March 31, 2012. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system.

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

Distribution and Marketing Plan

Management believes that it is commercially feasible to create recurring revenue streams through service, sales, and licensing to capitalize on the potential of our proprietary technologies, market opportunities and human resources. We have identified four potential price-per-pound revenue models and in each model, GFT will provide the daily on-site service to maintain control of The Highest Standard in Food Safety and Quality.

We are proceeding to validate iPura® with sales in the U.S. markets through the “importer model” and “private label brand manufacturer model” (co-branding). This has allowed the iPura® brand to gain a limited amount of market recognition which management believes will lead to important private label brand manufacturing sales. After the private label business is proven, we intend to pursue growth by adding more food products and by licensing strategic partners to distribute iPura® labeled products internationally, thereby creating additional streams of recurring revenue. Market entry is anticipated to begin with the most popular aquaculture products: tilapia, striped pangasius (swai), catfish, salmon, and shrimp. Farmed tilapia is available now, guaranteed to have been processed with the iPura® Food Safety Program.

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

One of the most important direct marketing opportunities of the past year was our presence at the International Boston Seafood Show, held in March of 2011. We had the opportunity to meet with top executives from our target prospect list as well as to conduct interviews with media to promote the iPura® brand and private label business. We believe that this direct approach to large distributors and retailers, combined with media coverage and a limited amount of consumer marketing will result in the market acceptance of the iPura® brand.

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

Under these agreements, GFT is generally responsible for the cost of manufacturing, fabricating and installing the iPura® System at the processors’ facilities, with the processors providing power and utility connections and certain other operating expenses.   Our iPura® System is typically installed onto one or two processing lines at the processors’ facilities.  Our iPura® System will be operated and supervised by GFT personnel, at GFT’s expense.  Seafood processed through our iPura® System will then be packaged and labeled with our iPura® seal. Our wholly owned subsidiary, iPura Food Distributors, has the exclusive rights to buy and distribute the seafood processed with our iPura® System and the processors therefore cannot sell such seafood to any other customers or distributors, or otherwise use our iPura® System for any other seafood processing. The agreements have terms that range from one to three years from the date of completion of the installation of our iPura® System at the respective processor’s facility.  IFD has obtained most favored nations pricing with respect to seafood purchased under all of the agreements. None of the agreements have any minimum purchase requirements for IFD, although one agreement has a target volume schedule, with potential increases to the per pound seafood price if such targets are not met.

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

Based on our cash balance as of March 31, 2012, we are in need of immediate additional financing to fund our current working capital requirements. Furthermore, we believe that we will need approximately $5 million to manufacture iPura® Systems and cover operating expenses during the next twelve months, in addition to a financing vehicle or a line of credit to finance the inventory of iPura® product. As an alternative to a traditional commercial bank line of credit, we have implemented a program, described below, to finance inventory. The amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We cannot assure that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity. Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing, which could be convertible into equity securities. However, at this point, we have not specifically identified the type or sources of this funding.

As of March 31, 2012, we had trade indebtedness in the ordinary course of business as well as other debt in the form of continuing short term loans of $640,000 from a Director and a shareholder due on demand, and one-year notes from a third party in the amount of $246,000, due in 2012.

In 2010, we obtained $1,300,000 pursuant to a six month note bearing interest at 18% per year. The note was twice extended for an additional six months. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as current interest expense. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the fixed rate of $2.25 per share. Pursuant to a security agreement, the note is secured by all of the assets of the Company and is subordinate to a 2006 related party note of $250,000. Currently, we do not have the ability or resources to repay such loans if a demand is made for repayment in full. In such event, this secured lender could foreclose on all of our assets as part of its security interest.

We have implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring. This financing program consists of issuing promissory notes, secured by inventory, in a series of maturities from one to three years with annual interest rates from 8.2% to 9.2%. The funds are received and controlled by a third party custodian to be disbursed for third party costs of inventory. As is typical of trade financing, the Company’s collected sales proceeds will be applied to trade financing debt. At March 31, 2012, the Company had $1,187,423 in trade financing debt on one year notes. They mature on their anniversaries throughout 2012 and, based on past renewal activity, we expect that the majority will be renewed upon maturity.

We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. Since we have not located any commercial bank inventory financing, we developed limited inventory debt financing with other private parties, as described in more detail above. Successful inventory financing is critical to fund the distribution of our products and generate revenue. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of this financing will be favorable to us or our stockholders.

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

Results of Operations

Sales:

In the quarter ended March 31, 2012, sales were $29,736, all of which were to The Meat Market, a regional distributor. In the comparable quarter in 2011, sales were $89,566 of which 71% were to Certi-Fresh Foods. This constitutes a decrease of 67% , which is attributable to the absence of sales to Certi-Fresh Foods during the quarter ended March 31, 2012.

In 2011, we negotiated with Safeway, Inc. to expand our product offering to a co-branded two pound bag. Raw product pricing mandated that we should have a dual source for the tilapia product for Safeway, which required the installation of an iPura processing system in the “Evergreen” processing plant and was accomplished by the end of 2011. We anticipate that the sales to Safeway in 2012 will be filled from the Evergreen processor, while the production of iPura branded product will continue to be produced by the Tongwei processor.

We anticipate an increase in volume from both Safeway and other existing customers and additional sales to new chains and distributors as they respond to our marketing programs. We anticipate that our gross margins, approximately 10% for the quarter ended March 31, 2012, will increase in 2012 to approximately 25% based on our transparent pricing model of “cost plus,” which is computed on a 25% gross profit margin. This model is planned to differentiate iPura product from the existing commodity-based product pricing model we currently experience in the marketplace.

Expenses:

Our net loss for the quarter ended March 31, 2012 was $657,557, compared to $998,194 for the comparable quarter in 2011, a $340,637 decrease. The decrease can be attributable, generally, to the reduction in activity by all departments while negotiating with Safeway to resume production. Specifically, Marketing expenses decreased 47% ($127,039) from $269,515 in the 2011 quarter to $142,476 in the quarter ended March 31, 2012 due specifically to the attendance but non display at the Boston Seafood Show, the curtailment of advertising and a substantial cutback in travel and business development. Research and Development spending decreased 41% ($108,184) from $266,786 in the 2011 quarter to $158,602 in the quarter ended March 31, 2012, specifically due to the completion of the bio-qualification tests at the Vietnam processor in 2011 and the bio-testing of processing parameters for SWAI in the Hanford laboratory. General and Administrative expenses also declined by 23% ($81,094) from $351,428 in the 2011 quarter to $270,334 in the quarter ended March 31, 2012 due to a reduction in headcount for consultants and the resultant savings in compensation and project expenses.

Interest expense decreased between the three month periods by 30% ($30,974) attributable to the reduction of the interest rate from 18% to 9% on the $1,300,000 convertible note.

Depreciation expense remained relatively constant between the comparable three month periods, with only one iPura system having been installed and depreciated, but will increase if additional systems are installed. The cash used in operations decreased by approximately 34% from $803,930 to $528,148 between the three month periods ended March 31, 2012 resulting from the reduced level of activity represented by the lower net loss.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Customer and Supplier Concentration

Our revenue for the three months ended March 31, 2012 was derived from a single customer, The Meat Market. We expect this customer concentration with The Meat Market as well as with resumed sales to Inland Seafood and Safeway, Inc. to continue in the short-term as we seek to expand our sales with these major customers, but anticipate that customer concentration will eventually begin to decline if we are able to expand our customer base and effectively market and brand iPura.

Our inventory for the quarter ended March 31, 2012 was derived from one supplier at its processing plant in China. As described above, subject to financial resources and obtaining purchase orders, we anticipate purchasing and processing additional inventory from another supplier located in China by the second quarter of 2012. Therefore, we anticipate continued dependence upon a very small number of suppliers. The future loss of any major customer or supplier could have a material adverse effect on our business, financial condition and results of operations.

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

During the three months ended March 31, 2012, a total of 47,142 units consisting of one share of common stock and one warrant were issued in private placements for net proceeds of $157,651.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three month period ended March 31, 2012, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets. However, as noted above under “Liquidity and Capital Resources” in Part I, Item 2, we have certain notes that are due upon demand, and we do not currently have the resources to repay such notes if demands for immediate payment in full were made.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

None

(b)	Item 407(c)(3) of Regulation S-K

During our fiscal quarter covered by this Quarterly Report on Form 10-Q, there has not been any material change to the procedures by which our security holders may recommend nominees to our Board of Directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1 (1)	Restated Certificate of Incorporation dated October 18, 2005.

3.2 (1)	Second Amended and Restated Bylaws as of August 31, 2005.

3.3 (2)	Certificate of Designation of Rights, Preferences and Privileges – Series B Preferred Stock

3.4 (3)	Certificate of Designation of Rights, Preferences and Privileges – Series C Preferred Stock

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ‡‡	XBRL Instance Document

101.SCH ‡‡	XBRL Taxonomy Schema

101.CAL ‡‡	XBRL Taxonomy Calculation Linkbase

101.DEF ‡‡	XBRL Taxonomy Definition Linkbase

101.LAB‡‡	XBRL Taxonomy Label Linkbase

101.PRE ‡‡	XBRL Taxonomy Presentation Linkbase

* Filed herewith

‡ Furnished herewith.

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

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: May 7, 2012	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: May 7, 2012	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)

