Form 10-Q
period 2012-06-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2012-08-06
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from____________ to _____________

Commission file number 000-31385

GLOBAL FOOD TECHNOLOGIES, INC.

(Exact name of registrant as specified in charter)

Delaware	52-2257546
(State of incorporation)	(IRS Employer Identification No.)

802 North Douty Street, Hanford, California	93230
(Address of principal executive offices)	(zip code)

559-589-0100

(Issuer’s telephone number)

113 Court Street, Hanford, California 93230

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐ accelerated filer ☐ non accelerated filer ☐ smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of July 31, 2012
Common stock, par value $0.0001	32,074,605

GLOBAL FOOD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011

ASSETS
Current Assets
Cash	$53,319	$194,662
Accounts receivable	19,404	11,592
Inventory	1,415	67,940
Prepaid expenses	57,714	42,180
Total Current Assets	131,852	316,374

Property and Equipment , net	912,732	947,315

Other Assets	26,100	23,189

TOTAL ASSETS	$1,070,684	$1,286,878

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$87,029	$168,380
Accrued liabilities	854,347	838,621
Notes payable – related parties	390,000	390,000
Note payable – other	496,000	496,000
Trade finance notes payable	1,182,423	982,423
Short term convertible note payable	1,300,000	1,300,000
Total Current Liabilities	4,309,799	4,175,424

Stockholders’ Deficit:
Convertible Series C Preferred stock, $0.0001 par value, 1,500,000 shares authorized, 399,613 shares issued and outstanding, liquidation preference of $4.50 per share	40	40
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,949,082 and 31,502,325 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	3,195	3,149
Additional paid-in capital	66,261,018	65,157,417
Accumulated deficit	(69,503,368)	(68,049,152)
Total Stockholders’ Deficit	(3,239,115)	(2,888,546)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,070,684	$1,286,878

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$36,540	$11,872	$66,276	$101,438
Cost of goods sold	32,572	11,890	59,192	89,491
Gross profit (loss)	3,968	(18)	7,084	11,947

Operating Expenses
Marketing	194,744	199,265	337,220	468,780
General and administrative	263,753	322,081	534,087	673,509
Research and development	191,571	256,106	350,173	522,892
Depreciation	17,291	18,438	34,583	37,925
Interest	133,268	103,254	205,237	206,197
Total Operating Expenses	800,627	899,144	1,461,300	1,909,303

NET LOSS	$(796,659)	$(899,162)	$(1,454,216)	$(1,897,356)

Undeclared dividends on Preferred Stock	35,965	35,965	71,930	71,930

Net loss available to Common Stockholders	(832,624)	(935,127)	(1,526,146)	(1,969,286)

Loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.06)

Weighted average common shares outstanding, basic and diluted	31,755,708	30,872,557	31,644,019	30,696,957

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2012

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2011	399,613	$40	31,502,325	$3,149	$65,157,417	$(68,049,152)	$(2,888,546)
Issuance of common stock and warrants for cash, net of issuance costs	-	-	381,870	39	957,612	-	957,651
Common stock issued for services and accrued liabilities	-	-	64,887	7	145,989	-	145,996
Net loss	-	-	-	-	-	(1,454,216)	(1,454,216)
Balance, June 30, 2012	399,613	$40	31,949,082	$3,195	$66,261,018	$(69,503,368)	$(3,239,115)

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,454,216)	$(1,897,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,583	37,925
Common stock issued for services and liabilities	87,496	48,250
Changes in operating assets and liabilities:
Accounts receivable	(7,812)	27,971
Inventory	66,525	(11,838)
Prepaid expenses	(15,534)	7,580
Other assets	(2,911)	-
Accounts payable	(81,351)	27,526
Accrued liabilities	74,226	176,267
Cash used in operating activities	(1,298,994)	(1,583,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of trade finance notes payable	205,000	26,500
Repayment of trade finance notes payable	(5,000)	-
Sale of common stock – net of issuance costs	957,651	1,546,500
Net cash provided by financing activities	1,157,651	1,573,000

CHANGE IN CASH	(141,343)	(10,675)

CASH – BEGINNING OF PERIOD	194,662	1,004,654

CASH – END OF PERIOD	$53,319	$993,979

SUPPLEMENTAL DISCLOSURES
Interest paid	$40,719	$75,597
Non-cash financing transactions:
Issuance of common stock for accrued liabilities	$58,500	$-

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

The Company is a registrant under rules and regulations of the United States Securities and Exchange Commission (“SEC”) but has not yet obtained a listing on any stock exchange, and its shares are not otherwise quoted or trading on any electronic marketplace.

Going concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2012, the Company has an accumulated deficit approximating $69,500,000, and for the six months ended June 30, 2012, negative cash flows from operations of approximately $1,300,000. Additionally, the Company has negative working capital at June 30, 2012 of approximately $4.2 million. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying consolidated financial statements include the accounts of Global Food Technologies, Inc. and its wholly owned subsidiary, iPura Food Distribution Company, Inc. All significant intercompany balances and transactions have been eliminated in consolidation

Accounting policies

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.  Market is determined by comparison with recent sales or net realizable value. Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves were considered necessary as of June 30, 2012.

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

Loss per common share

Basic loss per common share for the three and six months ended June 30, 2012 was computed using the weighted average number of shares of common stock outstanding during each respective period. Diluted loss per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares outstanding during the respective periods. There were a total of 11,420,061 potential common shares not used in the computations of diluted loss per share for the three and six months ending June 30, 2012 relating to outstanding shares of Convertible Preferred Stock, Common Stock purchase warrants and Common Stock options.

Reclassifications

Certain reclassifications have been made to the December 31, 2011 financial statements to conform to the June 30, 2012 presentation.

Subsequent events

Management has evaluated events subsequent to June 30, 2012 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

2. Trade Finance Notes Payable

Trade finance notes payable represent promissory notes, secured by inventory, issued in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. Funds received are controlled by a third-party custodian. Proceeds from sale of inventory by the Company upon collection are applied to the trade financing debt. At June 30, 2012, the Company owed $1,182,423 in trade financing debt. Individual notes mature on their anniversaries through 2013 and based on past renewal activity; we expect that the majority will be renewed upon maturity. None of this debt is in default.

3. Notes Payable - Other

In July 2009, we borrowed $126,000 from a third party. The note had a one year term and was renewed at its maturity. The note is now due in March 2013, bears interest at 9%, is unsecured and is convertible into common stock at the option of the lender at any time at a fixed price of $4.50 per share. An additional $120,000 was borrowed from the same third party in 2010 in two, unsecured, one-year notes bearing interest of 9%. Such notes were renewed at maturity and are due in June and July 2013, respectively.

In 2006, we entered into a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at eight percent (8%) per annum and is secured by all Company assets, including any intellectual assets. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In July 2006, $100,000 of principal was repaid. The remaining balance of $250,000 is due on demand. The loan is guaranteed by the President of the Company.

4. Notes Payable - Related Parties

Director loan

In 2006, we entered into demand loans aggregating $190,000 from a Director of the Company, bearing interest of 8%. Additional consideration for the loans was approved by the Board in August 2006, in the form of warrants to purchase 29,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In August 2006, we entered into an additional loan, a six month bridge loan, for $100,000 from the same Director bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in November 2012. Such loans are unsecured. In January 2008, the note holder was awarded 78,000 shares of common stock valued at $351,000 as additional consideration for extending the maturity of the loans.

In November 2010, the Company borrowed an additional $100,000 at 12% interest rate from the same director, due on demand. The loan is unsecured.

The aggregate indebtedness to the Director as of June 30, 2012 is $390,000.

5. Short Term Convertible Note Payable

On November 22, 2010, a stockholder loaned the Company $1,300,000 on a six month note bearing interest at 18% per annum. Upon its initial renewal in May 2011, and payment of the renewal bonus in the amount of $58,500, which was charged to interest expense and paid in shares of common stock at $2.25 per share, the interest rate was reset to 9% per annum. The note has been subsequently renewed, and is currently due November 2013. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the rate of $2.25 per share. The note is secured by all of the assets of the Company and is subordinate to the 2006 shareholder loan of $250,000.The Company expects that such note will be renewed or converted to Common Stock upon maturation. Currently, the Company does not have the ability or resources to repay such loan if a demand is made for repayment in full in cash at the scheduled maturity date.

6. Stockholders’ Deficit

Common Stock Issuances

We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations.

In the six months ended June 30, 2012, a total of 381,870 shares of common stock were issued in private placements for proceeds of $957,651, net of $7,350 of issuance costs, at prices of $2.39 to $3.50 per share.

During the six months ended June 30, 2012, a total of 64,887 shares of common stock valued at $145,996, were issued for accrued director fees, interest and accrued interest.

Warrants

There are 9,676,248 warrants outstanding as of June 30, 2012 exercisable until December 31, 2013 at $3.00 to $7.00, in conjunction with the issuance of notes payable, sales of common and preferred stock and payment for services.

The above securities were issued under exemption from Regulation under either Regulation D or S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

Equity Subscription

In April 2012, the Company entered into a Subscription Agreement with an existing holder of shares of our Series C Preferred Stock for the purchase of additional shares of common stock. Pursuant to the terms of the Subscription Agreement, the stockholder will purchase up to $2.9 million of Common Stock at a purchase price of $2.39 per share.  The initial purchase was for $500,000, which funds were received by the Company as of April 30, 2012. Subsequently, one additional installment of $300,000 was received in June 2012 along with two installments in July 2012. The additional purchases are structured as eight monthly installments of $300,000 each beginning in May 2012. However, the purchaser may cancel any or all of the remaining installments at the purchaser’s discretion, without penalty.  No warrants will be issued in connection with this sale.

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

In 2009, we completed the installation of our iPura® System at a food processor located in China, Tongwei (Hainan) Aquatic Products Co., and began producing our first order of inventory and selling it in the United States. We completed installation of a second, larger iPura® System with a processor in Vietnam in early 2010, but had to remove the installation after quality control and solvency issues arose with that processor. We are seeking an alternative processor in Vietnam for the installation. We have a third system installed at another processor in China, which was installed at Evergreen Aquatic Inc, a vertically integrated tilapia producer located in Zhanjiang City, Guangdong Province, China. We expect this system to be operational in the last half of 2012. Our fourth system is at our Hanford, California warehouse facility and is able to be installed if capacity is required

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura® System. At June 30, 2012, the Company has an accumulated deficit approximating $69,500,000, and for the six months ended June 30, 2012 negative cash flows from operations of approximately $1.3 million. Additionally, the Company has negative working capital at June 30, 2012. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system.

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

The iPura® Food Safety Program is the constitution of the iPura® food safety brand, which includes:

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

Consumer marketing currently is limited to a social media presence and our contract with Global Media Fund, LLC to place articles describing iPura® food safety in various newspapers throughout the U.S. Currently, most of our retail sales, such as at grocery stores, are made to customers without any prominent iPura® branding. We hope to improve point-of-sale branding and have developed descriptive brochures and educational materials for display at supermarkets where seafood with the iPura® seal may be sold. The Social Media core tools: Facebook, Twitter, YouTube and Blogger are used to publicize iPura within industry thought leaders and directly to consumers.

Processor and Distribution Agreements

We have installed three iPura® Systems under installation and supplier agreements, two in China and one in Vietnam. One system in China has been operating since 2009, producing tilapia fillets, which is our only source of revenue at this time. The other system has been installed with a different processor in China and is expected to begin producing iPura® tilapia product in the last half of 2012. Vietnam was scheduled to begin production of pangasius/swai (a catfish) in the second quarter of 2011. However, quality of product and plant sanitation did not meet iPura® standards as microbial loads on product and processing equipment were very high. Also in the 4th quarter of 2011, it was reported that the Vietnamese supplier was in danger of being declared insolvent and management removed the iPura® equipment, including laboratory equipment, to protect against such occurrence and a potential lock out. We are currently waiting for the Vietnamese company to remedy the deficiencies as well as to update their financial reports. GFT management is currently evaluating other factories in Vietnam for installation and production.

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

Based on our cash balance as of June 30, 2012, we are in need of immediate additional financing to fund our current working capital and capital requirements. Furthermore, we believe that we will need approximately $10 million to manufacture iPura® Systems and cover operating expenses during the next twelve months, in addition to a financing vehicle or a line of credit to finance the inventory of iPura® product. As an alternative to a traditional commercial bank line of credit, we have implemented a program, described below, to finance inventory. The amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We cannot assure that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity. Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing, which could be convertible into equity securities. However, at this point, we have not specifically identified the type or sources of this funding.

As of June 30, 2012, we had trade indebtedness in the ordinary course of business as well as other debt in the form of continuing short term loans of $640,000 from a Director and a shareholder due on demand, and one-year notes from a third party in the amount of $246,000, due in 2013.

In 2010, we obtained $1,300,000 pursuant to a six month note bearing interest at 18% per year. The note was twice extended for an additional six months upon payment of a renewal bonuses paid in stock which reset the interest rate to 9% per year.. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as current interest expense. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the fixed rate of $2.25 per share. Pursuant to a security agreement, the note is secured by all of the assets of the Company and is subordinate to a 2006 related party note of $250,000. Currently, we do not have the ability or resources to repay such loans if a demand is made for repayment in full. In such event, this secured lender could foreclose on all of our assets as part of its security interest.

We have implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring. This financing program consists of issuing promissory notes, secured by inventory, in a series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. The funds are received and controlled by a third party custodian to be disbursed for third party costs of inventory. As is typical of trade financing, the Company’s collected sales proceeds will be applied to trade financing debt. At June 30, 2012, the Company had $1,182,423 in trade financing debt on one year notes. They mature on their anniversaries throughout 2012 and 2013 and based on past renewal activity, we expect that the majority will be renewed upon maturity.

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

Results of Operations

Sales:

In the quarter ended June 30, 2012, sales were $36,540, all of which were to The Meat Market, a regional distributor. In the comparable quarter in 2011, sales were $11,872 of which 71% were to Certi-Fresh Foods. This constitutes an increase of 208% , which is attributable to the regular recurring orders from the Meat Market during the quarter ended June 30, 2012. However, sales for the six month period ended June 30, 2012 were $66,276 a decrease of 35% from $101,438 in 2011. This reflects the policy of adopted after the first quarter of 2011 to concentrate on pricing using the cost plus pricing with only larger retailers and distributors.

In 2011, we negotiated with Safeway, Inc. to expand our product offering to a co-branded two pound bag. Raw product pricing mandated that we should have a dual source for the tilapia product for Safeway, which required the installation of an iPura processing system in the Evergreen processing plant and was accomplished by the end of 2011. We anticipate that the sales to Safeway in 2012 will be filled from the Evergreen Aquatic processor, while the production of iPura branded product will continue to be produced by the Tongwei processor.

We anticipate an increase in volume from both Safeway and other existing customers and additional sales to new chains and distributors as they respond to our marketing programs. We anticipate that our gross margins, approximately 11% for the quarter ended June 30, 2012, will remain at that level based on our transparent pricing model of “cost plus,” which is computed on a 25 cents per pound gross profit margin. This model is planned to differentiate iPura product from the existing commodity-based product pricing model we currently experience in the marketplace.

Expenses:

Our net loss for the quarter ended June 30, 2012 was $796,659, compared to $899,162 for the comparable quarter in 2011, a $102,503 decrease of 11%. The net loss for the six month periods ended June 30, 2012 and 2011 also decreased $443,140 or 23% from $1,897,356 in 2011 to 1,454,216 in 2012. The decreases can be attributable, generally, to the reduction in activity by all departments while negotiating with Safeway to resume production. Marketing expenses remained constant in the 3 month comparable periods but decreased 28% in the six month comparable periods due to the lower cost marketing approach to the Boston Seafood Show of attendance without exhibiting. General and Administrative expense decreased 18% or $58,328 from $322,081 in the 2011 quarter to 263,753 in the quarter ended June 30, 2012 due to the reduced level of activity especially travel expense. General and Administrative expenses for the comparable six months periods decreased 21% for the same reasons Research and Development expenses decreased 25% or $64,535 from $256,106 in the 2011 quarter to $191,571 in the quarter ended June 30, 2012 and 33% or $172,719 for the six month comparable periods due specifically to the completion of testing of an improved antimicrobial solution in 2011 as well as the satisfactory upgrade of the iPura system for the Evergreen Aquatic installation in 2011.

Interest expense increased between the three month periods by 29% or $30,014 but remained relatively constant between the six month periods attributable to the reduction of the interest rate from 18% to 9% on the $1,300,000 convertible note but offset by the payment of renewal bonus interest with stock at the renewal date.

Depreciation expense remained relatively constant between the comparable three month periods, with only one iPura system having been installed and depreciated, but will increase if additional systems are installed. The cash used in operations decreased by approximately 18% from $1,583,675 to $1,298,994 between the six month periods ended June 30, 2012, resulting from the reduced level of activity represented by the lower net loss.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Customer and Supplier Concentration

Our revenue for the three and six months ended June 30, 2012 was derived from a single customer, The Meat Market. We expect this customer concentration with The Meat Market as well as with resumed sales to Inland Seafood and Safeway, Inc. to continue in the short-term as we seek to expand our sales with these major customers, but anticipate that customer concentration will eventually begin to decline if we are able to expand our customer base and effectively market and brand iPura.

As described above, subject to financial resources and obtaining purchase orders, we anticipate purchasing and processing additional inventory from another supplier located in China by the third quarter of 2012. Therefore, we anticipate continued dependence upon a very small number of suppliers. The future loss of any major customer or supplier could have a material adverse effect on our business, financial condition and results of operations.

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

During the three months ended June 30, 2012, a total of 334,728 shares of common stock were issued in a private placement for proceeds of $800,000.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the six month period ended June 30, 2012, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets. However, as noted above under “Liquidity and Capital Resources” in Part I, Item 2, we have certain notes that are due upon demand, and we do not currently have the resources to repay such notes if demands for immediate payment in full were made.

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

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: August 6, 2012	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: August 6, 2012	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)

