Form 10-Q
period 2012-09-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2012-11-09
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2012

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

Large accelerated filer ☐ accelerated filer ☐ non accelerated filer ☐ smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of October 15, 2012
Common stock, par value $0.0001	32,466,778

GLOBAL FOOD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets
Cash	$229,441	$194,662
Accounts receivable	5,040	11,592
Inventory	213,150	67,940
Prepaid expenses	49,699	42,180
Total Current Assets	497,330	316,374

Property and Equipment , net	895,439	947,315

Other Assets	26,100	23,189

TOTAL ASSETS	$1,418,869	$1,286,878

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$88,356	$168,380
Accrued liabilities	952,824	838,621
Notes payable – related parties	390,000	390,000
Note payable – other	496,000	496,000
Trade finance notes payable	1,182,423	982,423
Short term convertible note payable	1,300,000	1,300,000
Total Current Liabilities	4,409,603	4,175,424

Stockholders’ Deficit:
Convertible Series C Preferred stock, $0.0001 par value, 1,500,000 shares authorized, 399,613 shares issued and outstanding, liquidation preference of $4.50 per share	40	40
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,341,255 and 31,502,325 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	3,234	3,149
Additional paid-in capital	67,198,272	65,157,417
Accumulated deficit	(70,192,280)	(68,049,152)
Total Stockholders’ Deficit	(2,990,734)	(2,888,546)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,418,869	$1,286,878

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$106,260	$5,936	$172,536	$107,374
Cost of goods sold	94,124	5,774	153,316	95,264
Gross profit	12,136	162	19,220	12,110
Operating Expenses
Marketing	157,557	194,001	494,777	662,782
General and administrative	291,888	455,121	825,975	1,128,630
Research and development	159,430	235,750	509,603	758,642
Depreciation	17,293	18,433	51,876	56,357
Interest	74,880	104,449	280,117	310,647
Total Operating Expenses	701,048	1,007,754	2,162,348	2,917,058

NET LOSS	$(688,912)	$(1,007,592)	$(2,143,128)	$(2,904,948)

Undeclared dividends on Preferred Stock	35,965	35,965	107,895	107,895

Net loss available to Common Stockholders	(724,877)	(1,043,557)	(2,251,023)	(3,012,843)

Loss per common share, basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.10)

Weighted average common shares outstanding, basic and diluted	32,145,159	31,137,009	31,811,065	30,843,641

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended September 30,2012

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2011	399,613	$40	31,502,325	$3,149	$65,157,417	$(68,049,152)	$(2,888,546)
Issuance of common stock and warrants for cash, net of issuance costs	-	-	758,439	76	1,857,575	-	1,857,651
Common stock issued for services and accrued liabilities	-	-	80,491	9	183,280	-	183,289
Net loss	-	-	-	-	-	(2,143,128)	(2,143,128)
Balance, September 30, 2012	399,613	$40	32,341,255	$3,234	$67,198,272	$(70,192,280)	$(2,990,734)

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,143,128)	$(2,904,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	51,876	56,357
Stock based compensation	124,789	181,450
Changes in operating assets and liabilities:
Accounts receivable	6,552	30,091
Inventory	(145,210)	22,711
Prepaid expenses	(7,519)	(3,724)
Other assets	(2,911)	-
Accounts payable	(80,024)	52,646
Accrued liabilities	172,703	296,210
Cash used in operating activities	(2,022,872)	(2,269,207)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of trade finance notes payable	205,000	69,000
Repayment of trade finance notes payable	(5,000)	(242,500)
Sale of common stock – net of issuance costs	1,857,651	1,581,474
Net cash provided by financing activities	2,057,651	1,407,974

CHANGE IN CASH	34,779	(861,233)

CASH – BEGINNING OF PERIOD	194,662	1,004,654

CASH – END OF PERIOD	$229,441	$143,421

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$111,470	$75,597
Non-cash financing transactions:
Issuance of common stock for accrued liabilities	$58,500	$-

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30,2012

1. Description and nature of the business, organization and basis of presentation.

Global Food Technologies, Inc. (the “Company”,“we”,“our”or“us”) is a life sciences company focused on food safety processes for the food processing industry by using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood and to make those products safer for human consumption. The Company has developed a process using its technology called the “Food Processing System”. The System is installed in processor factories in foreign countries with the product currently sold in the United States. The Company’s ability to generate significant revenue will depend, among other things, on its ability to demonstrate the merits of the system, as well as brand development and establishing alliances with suppliers and vendors.

The Company is a registrant under rules and regulations of the United States Securities and Exchange Commission (“SEC”) but has not yet obtained a listing on any stock exchange, and its shares are not otherwise quoted or trading on any electronic marketplace.

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2012, the Company has an accumulated deficit approximating $70,200,000, and for the nine months ended September 30, 2012, negative cash flows from operations of approximately $2,000,000. Additionally, the Company has negative working capital at September 30, 2012 of approximately $3.9 million. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. There is no assurance that the required additional financing will be available. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are currently addressing our liquidity needs by exploring all financing options available. Based on the Company’s cash balance at September 30, 2011, management estimates that it will need to raise additional capital in the amount of $10 million to cover operating costs for the next 12 months. Any capital raised may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing. Recently, the Company entered into a Subscription Agreement for the purchase of up to $2.9 million of Common Stock of which, $1.7M has been received through September 30, 2012. We are also currently exploring other commercial and joint venture financing opportunities. However, at this point, management has not specifically identified the type or sources of this funding and is exploring commercial and joint venture financing opportunities.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.  Market is determined by comparison with recent sales or net realizable value. Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves were considered necessary as of September 30, 2012.

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

Loss per common share

Basic loss per common share for the three and nine months ended September 30, 2012 was computed using the weighted average number of shares of common stock outstanding during each respective period. Diluted loss per share for those periods have been computed based on the weighted average number of common shares outstanding, giving effect to all dilutive potential common shares outstanding during the respective periods. There were a total of 10,681,639 potential common shares not used in the computations of diluted loss per share for the three and nine months ending September 30, 2012 relating to outstanding shares of Convertible Preferred Stock, Common Stock purchase warrants and Common Stock options as their inclusion would be anti dilutive.

Reclassifications

Certain reclassifications have been made to the December 31, 2011 financial statements to conform to the September 30, 2012 presentation.

Subsequent events

Management has evaluated events subsequent to September 30, 2012 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

2. Trade Finance Notes Payable

Trade finance notes payable represent promissory notes, secured by inventory, issued in series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. Funds received are controlled by a third-party custodian. Proceeds from sale of inventory by the Company upon collection are applied to the trade financing debt. At September 30, 2012, the Company owed $1,182,423 in trade financing debt. Individual notes mature on their anniversaries through 2013, and based on past renewal activity, we expect that the majority will be renewed upon maturity. None of this debt is in default.

3. Notes Payable - Other

In July 2009, we borrowed $126,000 from a third party. The note had a one year term and was renewed at its maturity. The note is now due in March 2013, bears interest at 9% per annum, is unsecured and is convertible into common stock at the option of the lender at any time at a fixed price of $4.50 per share. An additional $120,000 was borrowed from the same third party in 2010 in two, unsecured, one-year notes bearing interest at 9% per annum. Such notes were renewed at maturity and are due in June and July 2013, respectively.

In 2006, we entered into a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at 8% per annum and is secured by all Company assets, including any intellectual property assets. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In July 2006, $100,000 of principal was repaid. The remaining balance of $250,000 is due on demand. The loan is guaranteed by the President of the Company. Currently, the Company does not have the ability or resources to repay such loans if a demand is made for repayment in full in cash.

4. Notes Payable - Related Parties

Director loan

In 2006, we entered into demand loans aggregating $190,000 from a Director of the Company, bearing interest at 8% per annum. Additional consideration for the loans was approved by the Board in August 2006, in the form of warrants to purchase 29,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In August 2006, we entered into an additional six month bridge loan, for $100,000 from the same Director bearing interest at 8% per annum. The loan was renewed each subsequent maturity for an additional six months and now matures on November 22, 2012. Such loans are unsecured. In January 2008, the note holder was issued 78,000 shares of common stock valued at $351,000 as additional consideration for extending the maturity of the loans.

In November 2010, the Company borrowed an additional $100,000 at 12% per annum from the same director, due on demand. The loan is unsecured.

The aggregate indebtedness to the Director as of September 30, 2012 is $390,000, all of which is classified as a current liability as of September 30, 2012. Currently, the Company does not have the ability or resources to repay such loans if a demand is made for repayment in full in cash.

5. Short Term Convertible Note Payable

On November 22, 2010, a stockholder loaned the Company $1,300,000 on a six month note bearing interest at 18% per annum. Upon its initial renewal in May 2011, and payment of the renewal bonus in the amount of $58,500, which was charged to interest expense and paid in shares of common stock at $2.25 per share, the interest rate was reset to 9% per annum. The note has been subsequently renewed, and is currently due November 2013. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the rate of $2.25 per share. The note is secured by all of the assets of the Company and is subordinate to the 2006 shareholder loan of $250,000. The Company expects that such note will be renewed or converted to Common Stock upon maturation. Currently, the Company does not have the ability or resources to repay such loan if a demand is made for repayment in full in cash at the scheduled maturity date.

6. Stockholders’ Deficit

Common Stock Issuances

We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations.

In the nine months ended September 30, 2012, a total of 758,439 shares of common stock were issued in private placements for proceeds of $1,857,651, net of $7,350 of issuance costs, at prices of $2.39 to $3.50 per share.

During the nine months ended September 30, 2012, a total of 80,491 shares of common stock valued at $183,289, were issued for accrued director fees, interest and accrued interest.

Warrants

There are 9,676, 248 warrants to purchase common stock outstanding as of September 30, 2012 which are exercisable until December 31, 2013 at $3.00 to $7.00 per share,. These warrants were issued in conjunction with the issuance of notes payable, sales of common and preferred stock and payment for services.

The above securities were issued under exemption from Regulation under either Regulation D or S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

Equity Subscription

In April 2012, the Company entered into a Subscription Agreement with an existing holder of shares of our Series C Preferred Stock for the purchase of additional shares of common stock. Pursuant to the terms of the Subscription Agreement, the stockholder will purchase up to $2.9 million of Common Stock at a purchase price of $2.39 per share.  The initial purchase was for $500,000, with the additional purchases are structured as eight monthly installments of $300,000, beginning in May 2012. However, the purchaser may cancel any or all of the remaining installments at the purchaser’s discretion, without penalty.  No warrants will be issued in connection with this sale. Through September 30, 2012, the Company has received aggregate proceeds of $1,700,000 and issued 711,297 shares of common stock pursuant to this agreement which are included in the common stock issuances noted in the previous paragraph. In October 2012, the Company received additional proceeds of $300,000 and issued 125,523 shares of common stock pursuant to this agreement.

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

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura® System. At September 30, 2012, the Company has an accumulated deficit approximating $70,200,000, and for the nine months ended September 30, 2012, negative cash flows from operations of approximately $2,000,000. Additionally, the Company has negative working capital at September 30, 2012. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system.

The Company is executing its marketing strategy by promoting the iPura® brand to food processors and industry associations as the world’s first food safety label. In addition to selling to retail chains on a wholesale basis, we are promoting a private label program to large retailers to exclusively source iPura labeled products to protect their own brand. In our vision, an established leader would enthusiastically “champion” the iPura® brand by promoting the iPura® logo next to its name on their product packaging, with the iPura® seal also displayed on the individually wrapped fillets inside the package (“iPura® inside”). This would communicate to customers that the retailer is doing everything possible to improve food safety, food quality and sustainability of natural resources. Our value proposition to retailers is that sourcing iPura® products will allow the retailer to increase control and trust of foreign suppliers, protect their brand and company image, and increase sales with repeat purchases due to superior products. Our private label program is a cost plus price model, earning a gross profit per pound with full transparency on cost of raw materials, the iPura® Program, logistics and a gross profit for the Company.

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

Promotion of the brand, of course, includes advertising. We have advertised in trade publications such as: Seafood Business, Seafood International, Intrafish, GAA Magazine, Progressive Grocer, Food Safety Magazine and Chef.

One of the most important direct marketing opportunities of the past year was our presence at the International Boston Seafood Show, held in March of 2012. We had the opportunity to meet with top executives from our target prospect list as well as to conduct interviews with media to promote the iPura® brand and private label business. We believe that this direct approach to large distributors and retailers, combined with media coverage and a limited amount of consumer marketing will result in the market acceptance of the iPura® brand.

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

Processor and Distribution Agreements

We have installed three iPura® Systems under installation and supplier agreements, two in China and one in Vietnam. One system in China has been operating since 2009, producing tilapia fillets, which is our only source of revenue at this time. The other system has been installed with a different processor in China and is expected to begin producing iPura® tilapia product in late 2012. Vietnam was scheduled to begin production of pangasius/swai (a catfish) in the second quarter of 2011. However, quality of product and plant sanitation did not meet iPura® standards as microbial loads on product and processing equipment were very high. Also in the 4th quarter of 2011, it was reported that the Vietnamese supplier was in danger of being declared insolvent and management removed the iPura® equipment, including laboratory equipment, to protect against such occurrence and a potential lock out. We are currently waiting for the Vietnamese company to remedy the deficiencies as well as to update their financial reports. GFT management is currently evaluating other factories in Vietnam for installation and production.

Under these agreements, GFT is generally responsible for the cost of manufacturing, fabricating and installing the iPura® System at the processors’ facilities, with the processors providing power and utility connections and certain other operating expenses.   Our iPura® System is typically installed onto one or two processing lines at the processors’ facilities.  Our iPura® System will be operated and supervised by GFT personnel, at GFT’s expense.  Seafood processed through our iPura® System will then be packaged and labeled with our iPura® seal. Our wholly owned subsidiary, iPura Food Distribution Company (“IFD”), has the exclusive rights to buy and distribute the seafood processed with our iPura® System and the processors therefore cannot sell such seafood to any other customers or distributors, or otherwise use our iPura® System for any other seafood processing. The agreements have terms that range from one to three years from the date of completion of the installation of our iPura® System at the respective processor’s facility.  IFD has obtained most favored nations pricing with respect to seafood purchased under all of the agreements. None of the agreements have any minimum purchase requirements for IFD.

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

Liquidity and Capital Resources

Historically, our primary source of cash has been the sale of equity and debt instruments to investors. Although we expect to generate increasing revenue from increased sales of seafood processed with our iPura® Systems within the next 12 months, any funds generated from installing and operating our iPura® Systems during the next 12 months are not expected to cover our operating expenses.

Based on our cash balance as of September 30, 2012, we are in need of immediate additional financing to fund our current working capital and capital requirements. Furthermore, we believe that we will need approximately $10 million to cover operating expenses during the next twelve months, in addition to a financing vehicle or a line of credit to finance the inventory of iPura® product. As an alternative to a traditional commercial bank line of credit, we have implemented a program, described below, to finance inventory. The amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We cannot assure that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity. Any additional capital we raise may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing, which could be convertible into equity securities. However, at this point, we have not specifically identified the type or sources of this funding.

As of September 30, 2012, we had trade indebtedness in the ordinary course of business as well as other debt in the form of continuing short term loans of $390,000 from a Director and a shareholder due on demand, and one-year notes from a third party in the amount of $496,000, due in 2013.

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

We have implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring. This financing program consists of issuing promissory notes, secured by inventory, in a series of maturities from one to three years with annual interest rates from 8.2% to 9.8%. The funds are received and controlled by a third party custodian to be disbursed for third party costs of inventory. As is typical of trade financing, the Company’s collected sales proceeds will be applied to trade financing debt. At September 30, 2012, the Company had $1,182,423 in trade financing debt on one year notes. They mature on their anniversaries throughout 2012 and 2013 and based on past renewal activity, we expect that the majority will be renewed upon maturity.

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

Results of Operations

Sales:

In the quarter ended September 30, 2012, sales were $106,260, the predominance to Safeway and the remainder to The Meat Market, a regional distributor. In the comparable quarter in 2011, sales were $5,936 of which 71% were to Certi-Fresh Foods. This constitutes an increase of 1690%, which is solely attributable to Safeway resuming its offering the iPura brand during the quarter ended September 30, 2012. Sales for the nine month period ended September 30, 2012 were $172,536, an increase of 61% from $107,374 in 2011. The predominance of accumulated sales early in the nine months of 2011 were to numerous small customers and distributors which were abandoned in the second quarter when a policy was adopted to concentrate on pricing using the cost plus pricing with only larger retailers and distributors.

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

We anticipate an increase in volume from both Safeway and other existing customers and additional sales to new chains and distributors as they respond to our marketing programs. We anticipate that our gross margins, approximately 11% for the quarter ended September 30, 2012, will remain at that level based on our transparent pricing model of “cost plus,” which is computed on a 25 cents per pound gross profit margin. This model is planned to differentiate iPura product from the existing commodity-based product pricing model we currently experience in the marketplace.

Expenses:

Our net loss for the quarter ended September 30, 2012 was $688,912, compared to $1,007,592 for the comparable quarter in 2011, a $318,680 decrease of 32%. The net loss for the nine month periods ended September 30, 2012 and 2011 also decreased $761,820 or 26% from $2,904,948 in 2011 to $2,143,128 in 2012. The decreases can be attributable, generally, to the reduction in activity by all departments while negotiating with Safeway to resume production. Marketing expenses decreased 19% in the 3 month comparable periods but decreased 25% in the nine month comparable periods due to the lower cost marketing approach to the Boston Seafood Show of attendance without exhibiting. General and Administrative expense decreased 36% or $163,233 from $455,121 in the 2011 quarter to $291,888. Due to the reduced level of activity, especially travel expense, General and Administrative expenses for the comparable nine months periods ended September 30, 2012 decreased 27% for the same reasons. Research and Development expenses decreased 32% or $76,320 from $235,750 in the 2011 quarter to $159,430 in the quarter ended September 30, 2012 and 33% or $249,039 for the nine month comparable periods due specifically to the completion of testing of an improved antimicrobial solution in 2011, as well as the satisfactory upgrade of the iPura system for the Evergreen Aquatic installation in 2011.

Interest expense decreased between the three month periods by 28% or $29,569 and also decreased 10% or 30,530 between the nine month periods attributable to the reduction of the interest rate from 18% to 9% on the $1,300,000 convertible note.

Depreciation expense remained relatively constant between the comparable three month periods, with only one iPura system having been installed and depreciated, but will increase if additional systems are installed. The cash used in operations decreased by approximately 11% from $2,269,207 for the nine months ended September 30, 2011 to $2,022,872 for the nine months period ended September 30, 2012. The decreased cash used in operating activities in the 2012 period resulted from the decreased net loss in 2012 which was partially offset by changes in working capital account activity..

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Customer and Supplier Concentration

Our revenue for the three and nine months ended September 30, 2012 was derived from two customers, The Meat Market and Safeway, Inc. We expect this customer concentration with The Meat Market as well as with the resumed sales Safeway, Inc. to continue in the short-term as we seek to expand our sales with these major customers, but anticipate that customer concentration will eventually begin to decline if we are able to expand our customer base and effectively market the iPura brand.

As described above, subject to financial resources and obtaining purchase orders, we anticipate purchasing and processing additional inventory from another supplier located in China by the fourth quarter of 2012. Therefore, we anticipate continued dependence upon a very small number of suppliers. The future loss of any major customer or supplier could have a material adverse effect on our business, financial condition and results of operations.

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

Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.   Our primary material weakness has been a lack of segregation of duties due to our limited number of personnel.

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

We note that a variety of factors could cause our actual results and future experiences to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The risks and uncertainties that may affect our operations, performance, development and results include, but are not limited to, the following:

•	whether we will be able obtain additional financing to continue to operate as a going concern, or expand operations and to finance inventory costs, and the terms on which we will be able to obtain this financing, if at all;

•	whether we will be able to charge a premium for our products and generate adequate margins on our sales;

•	our ability to obtain any commercial financing to allow us to purchase seafood inventory for processing in our iPura™ System, and to obtain such financing in amounts required and on commercially reasonable terms;

•	our dependence on a small number of customers and suppliers;

•	our ability to negotiate contracts and purchase orders with distributors and retailers;

•	our ability to obtain brand related premium pricing to yield an acceptable sales margin;

•	risks related to inventory costs, shipping and handling and spoilage;

•	our ability to obtain one or more third-party manufacturers for our system components and other products;

•	the cost at which we will be able to have our system components and other products manufactured, if at all, and the time it will take to have our system components and other products manufactured;

•	our ability to obtain all required components for our systems on a timely basis and at the prices we anticipate;

•	whether our systems and products are viewed as providing the benefits we claim and whether these benefits are marketable by any customers we may seek to obtain;

•	our ability to enter into additional contracts with food processors, the time it takes for us to enter into any of these contracts and the licensing or pricing models we are able to implement;

•	our systems and products performing in the manner we expect in customer applications and without any material modifications;

•	our ability to obtain all necessary governmental approvals for our systems and other products, including all required import-exporter licenses and permits;

•	whether the introduction of the iPura™ brand will succeed in creating preferences with the consuming public;

•	whether we will be able to apply our technology to products other than fish or use our technology in any other fields;

•	the pace at which we will utilize our existing working capital and whether our existing working capital will be sufficient for us to continue to develop our systems and products to the extent we anticipate;

•	our ability to protect our intellectual property and obtain and maintain patents and other protections for our intellectual property.

•	the possible impact from competing products or technologies;

•	possible reductions in consumer demand for fish and poultry, including as a result of any outbreaks of disease, including avian flu, or negative reports regarding the health benefits of fish and poultry;

•	our ability to hire, train and retain a consistent supply of reliable and effective employees, both domestically and in any countries in which we might be able to install one of our processing system;

•	the risk of non-payment by, and/or insolvency or bankruptcy of, our customers and others with indebtedness to us;

•	the costs of complying with applicable labor laws and requirements, including, without limitation, with respect to health care;

•	economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which we may seek to conduct our business or obtain customers;

•	changes in tax laws or the laws and regulations governing food processing and on income generated outside the United States;

•	general economic, business and social conditions in the United States and in foreign countries where we may conduct our business;

•	fluctuation in interest rates, insurance, shipping, energy, fuel and other business utilities in any countries in which we conduct business;

•	the stability of and fluctuations in currencies in which we conduct business;

•	threats or acts of terrorism or war; strikes, work stoppages or slow downs by labor organizations in any countries in which we conduct business; and

•	natural or man-made disasters that could adversely impact the industries or countries in which we conduct business.

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

During the three months ended September 30, 2012, a total of 376,569 shares of common stock were issued in a private placement for proceeds of $900,000.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the nine month period ended September 30, 2012, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets. However, as noted above under “Liquidity and Capital Resources” in Part I, Item 2, we have certain notes that are due upon demand, and we do not currently have the resources to repay such notes if demands for immediate payment in full were made.

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

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: November 6, 2012	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: November 6, 2012	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)

