Form 10-K
period 2012-12-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2013-03-20
CIK 1122108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-31385

GLOBAL FOOD TECHNOLOGIES, INC.

(Name of small business issuer in its charter)

DELAWARE	52-2257546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

802 N Douty St, Hanford CA	93230
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012) was $21,519,209.

At December 31, 2012, the number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, was 32,810,851.

DOCUMENTS INCORPORATED BY REFERENCE
None.

GLOBAL FOOD TECHNOLOGIES, INC.

INDEX TO

ANNUAL REPORT FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

Item		Page
Number	Description	Number

	PART I

1	Business	3
1A	Risk Factors	20
1B	Unresolved Staff Comments	21
2	Properties	22
3	Legal Proceedings	22
4	Mine Safety Disclosures	22

	PART II

5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
6	Selected Financial Data	24
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
7A	Quantitative and Qualitative Disclosures About Market Risk	32
8	Financial Statements and Supplementary Data	32
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
9A	Controls and Procedures	33
9B	Other Information	34

	PART III

10	Directors, Executive Officers and Corporate Governance	34
11	Executive Compensation	39
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
13	Certain Relationships and Related Transactions and Director Independence	43
14	Principal Accountant Fees and Services	44

	PART IV

15	Exhibits, Financial Statement Schedules	46

	Signatures	48

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

Currently, we are an early stage revenue producing company. We have made sales of iPura labeled products to food distributors and directly to retailers in the U.S. markets. One of our customers, Safeway, Inc., is one of the largest retailers in America. In addition to sales of iPura labeled food products, it is our objective to win contracts for private label brand manufacturing to protect the private labels of large retailers in America. Those private label contracts involve long sales cycles and discussions with retailers continue but are sometimes constrained by current capacity and inventory financing limitations.

In November 2012, Safeway began promotion of iPura tilapia in the service case of Safeway stores in the Northern California division and the Vons stores in Southern California. This co-branding project includes the use of the iPura® logo and slogan “Safety Quality Sustainability” on the individual fillet packaging, promotional “ice cards” in the service case (fresh case) identifying the attributes of Safeway brand’s iPura® Tilapia, and customer take home cards displayed in the seafood department that communicate the role that iPura® plays in providing cleaner and safer food. The back of the cards contain a Safeway tilapia recipe.

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

We are pricing these co-branding orders according to iPura’s transparent “cost-plus” revenue model. This model provides full transparency which allows our customer to see a detailed breakdown of costs and profits so they know what they are paying for and how much each component costs. Safeway and iPura® have agreed on what we consider to be a fair and reasonable gross profit margin for iPura.

In a well publicized seafood sustainability report published by Greenpeace in 2011 titled “Carting Away Our Oceans,” Safeway scored higher than every retailer in North America. During the 3rd Quarter, 2011, Safeway directed Fishwise (a seafood consultant non-government organization or NGO based in Santa Cruz, California. contracted by Safeway as part of a sustainability initiative) to conduct an on-site assessment of iPura® tilapia sources and to issue a sustainability report. The resulting 12 page sustainability assessment concluded that iPura® sources are sustainable and good sources of product for iPura and Safeway.

The food industry is recognized globally for its successful private brands and innovative approach to retailing, which is why Safeway is our top choice of retailers to showcase the iPura® value on a large stage. This leadership should accelerate decisions by other major food retailers and distributors to move forward with iPura® to protect their brands and demonstrate to their customers a commitment to safety, quality and sustainability. If we are able to successfully expand our current relationship with Safeway on a nationwide basis, we anticipate replicating the Safeway co-branding sales in many large supermarket chains that own private brands.

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

We spent $673,438 and $897,754 on continued research and development during the years ended December 31, 2012 and December 31, 2011, respectively. Our iPura® Seafood Processing System and iPura® Program have been commercialized and are now operational. Our other technologies for other food products remain in various stages of research and development. Our shrimp processing system prototype system was built and successfully tested. We outsourced the commercial manufacturing of our new shrimp machine and received the system in our R&D facility in December 2012. We are now in the final stages of throughput testing. We anticipate acceptance testing in the third quarter of 2013.

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

The iPura® Program embodies extraordinary precautions and world-class food safety measures for the seafood industry by uniting green technologies and our comprehensive proprietary iPura® delivery systems with a comprehensive daily regimen at the source of production – in food processing facilities. The iPura® daily on-site food safety team includes microbiologists, system operators, technicians, and quality control personnel. We believe that our green technologies, proprietary delivery systems and “boots on the ground” strategy will give iPura competitive advantages with its vertically integrated controls for food safety.

Further strengthening the iPura® Program, non-proprietary yet beneficial technologies are incorporated adding critical elements such as time temperature monitoring during the transportation cold chain and full traceability via a web-based portal allowing for identification of the source of raw materials and following the details of that product throughout its journey from farm to fork.

Time temperature indicators (TTI’s) are incorporated into each shipment of product. These small tabs, when activated, take a physical temperature reading at intervals of every five minutes l for a period of 60 days. Loaded into the shipping container in various coordinate locations to create a full temperature profile of the product in the container at the production site while the product is stocked, these monitor the temperature and handling conditions of the product on its journey from the production site, to the ports, as ocean freight, and finally into domestic warehousing. The TTI’s are retrieved from the warehouse and sent to corporate offices where data is retrieved in a plotted Excel spreadsheet fashion to validate safe handling and transportation of iPura products.

Traceability is now recognized as an important issue in the food industry and is becoming further required in greater detail by the supply chain.. The ability to identify the source of any consumed food product is critical for risk mitigation and corrective actions. Web-based commercial traceability portal systems, such as TraceRegister used in the iPura program, allow for real time input of information from each production batch and lot as it is retrieved from a pond or fishery and follows the journey of the product as it reaches the consumers. Identification of all individuals in the food handling chain from farm to fork develops accountability reinforcing responsibility in creating a safe food supply.

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

B. Private Label Brand Manufacturing - Under this model, GFT approaches large retailers, such as Kroger and Wal-Mart, to act as their private label brand manufacturer and importer of iPura-labeled products which are produced to the customer’s specifications and packaged under the customer’s label. It is the intention of management to convince the customer to display the iPura seal on the packaging along with their brand name (as discussed earlier). GFT has proposed a cost plus model to eliminate price negotiations due to market fluctuations. The final price of the product to the retailer is the sum of (1) cost of raw materials and processing; (2) costs of executing the iPura Program on-site; (3) cost of storage and transportation logistics; and, (4) a gross profit for GFT / IFD based on a licensing fee per pound. Under this model, we may have to extend payment and credit terms to the private label customers, and therefore, this model also requires additional capital to finance inventory and related costs until payment is received from customers.

C. Service and Licensing – Under this proposed model, GFT would bill a price-per-pound charge to the food processor for (1) the daily on-site iPura food safety service and (2) the right, under license, to affix the iPura seal on a package containing product processed through the iPura system. This model provides GFT with lower required capital costs and avoids the need for us to arrange inventory financing. Thus, this model is designed to produce faster and greater scalability, although it precludes GFT from earning potentially higher gross margins from the premium that we believe iPura branded products may be able to command in the marketplace. GFT may use this model in circumstances where growth in processing volume exceeds our ability to finance and manage inventory, especially if regional licensees are contracted (as discussed below). We do not currently have any contracts based on this model.

D. Regional License – Management believes that if GFT is successful in executing the business models discussed above, it could create demand for a fourth revenue model that would envision the licensing of strategic “partners” to support the expansion of iPura in large international consumer markets such as China, Japan, and Europe. If we implement such regional licenses of our iPura technology and programs, the licensees could then utilize our technology on a regional basis through either of the revenue models discussed above. Utilizing regional licenses could accelerate growth and allow us to increase brand awareness and market share, as well as reduce the capital resources required by GFT to implement such expansions. GFT could implement such regional licenses based on a royalty fee, or pursuant to a joint-venture model with such third-party licensees.

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

We are proceeding to validate our iPura® brand and business models through sales in the U.S. markets. Thereafter, GFT intends to pursue the opportunity to create growth by adding more food products and by licensing strategic partners to distribute iPura®-labeled products internationally, thereby creating additional streams of recurring revenue. GFT has previously explored finding a strategic partner with experience in and pathways to the food sector in China, where the middle class has over 100 million consumers and continues growing. Studies indicate the Chinese middle class are as concerned with food safety as consumers in the U.S., Japan and the European Union. Licensing agreements can support substantially increased and faster growth, since they allow sales and marketing to be carried out on the infrastructures of allied partners or licensees. We believe that there will be other opportunities and potential strategic alliances in Europe, Japan, South Korea and other Asian countries, and we are beginning market research in consumer markets in Brazil and India as well. However, these are long term goals and we do not expect any revenue to be derived from licenses or slaes in China or any other international markets within the next 12 months.

The Problems We Address

Global production of seafood, meat and poultry products is approaching 1 trillion pounds per year. A safe food supply is vital to human health and to world economies. Too often food products carry disease-causing bacteria before harvest. If ineffectively processed or packaged, the bacteria in the product can rapidly multiply to dangerous levels.

When contaminated products reach the market, consumer safety, company brand, consumer trust and market share are at stake. Maintaining brand integrity requires the use of the best available technologies and practices. Food safety is not only a top concern in the food distribution chain, it is an underexploited profit center. We believe that this provides the opportunity for our iPura® technologies, services and food safety label. Our technologies and food safety strategies are designed to mitigate this critical and urgent worldwide problem.

It is widely known that contamination from bacteria in raw food processing and packaging is a major cause of worldwide food waste (spoilage) before consumption, as well as food poisoning after consumption. Our technologies and proposed products and services are focused on reducing the incidence of food poisoning due to ingesting salmonella, campylobacter, and other bacteria often present in seafood, poultry and other meats, either naturally or through contamination, while processing and packaging these foods for commercial consumption. These disease-causing bacteria, or pathogens, can remain in processed food and be eaten by consumers, causing frequently serious illness, and sometimes death.

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

Under our on-site iPura® Food Safety Program we are providing the technology, equipment and personnel for the pathogenic “kill step”, as part of the on-site food safety service. The iPura® system is installed in the food processor’s facilities at the end of the processing line and is a large stainless steel antimicrobial delivery system comprised of spray systems with associated HMI (Human Machine Interface), PLC (Programmable Logic Controls), pneumatics, fill/mix systems, and conveyance apparatuses, all operated inside a controlled environment. Our methods add one additional but critical step in the processing lines already in place in virtually every seafood and poultry processing facility. This new “kill step” is performed by GFT personnel, using our iPura® delivery systems, immediately prior to packaging. After the sanitization, GFT places its iPura® seal on the package. Our on-site team of quality assurance (QA) personnel, including a microbiologist, use state of the art laboratory equipment with rapid testing techniques to validate sanitation of the processing environment as well as the finished product.

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

Our management believes that consumers are willing to pay a premium for value added food safety, and we believe that we can create additional demand for our products by educating buyers about the benefits of food products bearing the iPura® seal. Currently, we are advertising on a limited basis in industry publications, along with limited consumer point-of-sale marketing and social media marketing. See “Distribution and Marketing Plan” below for additional information about our marketing.

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

We are proceeding to validate iPura® with sales in the U.S. markets through the “importer model” and “private label brand manufacturer model” (co-branding). This has allowed the iPura® brand to gain a limited amount of market recognition that management believes will lead to important private label brand manufacturing sales. After the private label business has gained traction, GFT intends to pursue the opportunity to create growth by adding more food products and by licensing strategic partners to distribute iPura®-labeled products internationally, thereby creating additional streams of recurring revenue. We do not have any plans to enter into international licenses within the next 12 months, s we believe our success in branding iPura®-labeled products in the U.S. will be a prerequisite for any licenses or market entry into other countries.

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

The iPura marketing materials that target large distributors and retailers make a point that iPura® promotes their brand by differentiating their product from all others in the marketplace. The materials point out that iPura® addresses brand protection and critical food safety and quality assurance issues at a level unmatched in the industry. The centerpiece of the iPura® Food Safety and Quality Assurance Program are microbial intervention technologies (non-thermal) and system hardware, installed in the processing facility to incorporate an “organic clean step” prior to packaging. There is no use of heat, high pressure, irradiation, chlorine, or other harmful chemicals. The marketing materials indicate that the result is cleaner, safer and better tasting seafood. They further explain that iPura® contracts with premier aquaculture producers to assure a high quality product starting-point for raw materials. Our supply and processing partners contribute with committed ownership and management, independent certification and large state-of-the-art facilities. iPura® supplies the technology including our proprietary on-site equipment and antimicrobial agents that are FDA-approved and on the USDA organic registry. Inside the plant, our technicians execute the iPura® microbial kill-step interventions prior to packaging. Our on-site microbiologists validate product and conduct environmental monitoring periodically throughout the production day. Marketing materials also point out that today’s consumers expect a higher degree of food safety and most believe that not enough is being done to protect their health. The iPura® seal represents the highest standards in food safety, quality, and sustainability.

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

One of the most important direct marketing opportunities of the year is presented at the International Boston Seafood Show, held in March of each year. iPura has continually had a significant presence, supported by brochures and members of our sales and marketing team. Meetings have been held with top executives from our target prospect list as well as interviews with media to promote the iPura® brand and private label business. Management believes acceptance of major retailers of iPura® to protect their brand, there will be a dramatic increase of authored articles that discuss the prudence of iPura® on-site food safety and quality services and it will create a spike in publicity that will propel the Company’s sales. We believe that this direct approach to large distributors and retailers, combined with media coverage and a limited amount of consumer marketing will result in sales growth that fulfills company objectives.

The Company is using various aspects of Social Media to publicize iPura® within industry and directly to consumers. Management has developed and implemented a comprehensive Social Media (SM) campaign focused primarily on the following core tools: Facebook, Twitter, YouTube and Blogger.  Secondary channels such as Digg, FourSquare and a handful of others have been registered and used sparingly to date, allowing management to concentrate its efforts on the core set of sites most frequented by the iPura® targeted audience.  Each of the channels has inherent strengths and limitations that have been identified and used to formulate a strategy that is consistent, coherent and effective.  The creation of awareness, respect and desire that result in sales of iPura® product is the sole motivator behind the SM campaign.

Social Media tools grant individual companies unprecedented power, flexibility and options.  Traditional Public Relations and Marketing still apply, and those campaigns gain additional traction and mileage when integrated into iPura's Social Media channels.  All campaigns by iPura originating in print media, television, radio or the internet are or will be promoted on each SM feed in concert with their timing and objectives.  Additionally, SM campaigns may stand alone and be tailored to the particular strengths of an individual SM site, and deliver measurable results.  Lead generation, prospect list building, competition monitoring, customer relations, brand messaging, loyalty building, research, Search Engine Optimization (SEO), public relations, B2B/B2C sales and marketing are the key benefits derived by Management's deliberate approach.

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

Currently, most of our retail sales, such as at grocery stores, are made to customers without any prominent iPura™ branding. We hope to improve point-of-sale branding, as well as increase industry and consumer awareness of the iPura™ brand as resources permit. Due to the high costs associated with creating and marketing a brand to consumers, during the next 12 months, we will continue with only very limited marketing to consumers, as well as continuing marketing efforts to processors and industry associations to create awareness of our iPura™ brand. Ultimately, we believe our ability to generate sufficient sales and adequate premiums for iPura™ products will depend upon our ability to successfully market our brand to consumers in the U.S.

To promote the iPura® seal to consumers in a cost-effective manner, our contract with Global Media Fund, LLC, described in previous reports, will be a component of our consumer-based marketing plan. Their operating company, News USA, places articles describing applications of the iPura® seal and technology in various newspapers throughout the U.S. Each placement is unique in distribution and consumer draw. This programmore widespread distribution of the iPura®

Processor and Production Agreements

We now have two iPura systems installed under installation and supplier agreements with two separate processors, both in China. The first Chinese processor has been producing tilapia fillets since 2009 as our historical source of product. The second processor in China has begun production and will also be producing tilapia to fulfill expected orders from Safeway. A third system is on standby in Vietnam awaiting installation in a SWAI processor in Vietnam scheduled to begin production of pangasius/swai (a catfish) in the second quarter of 2013.

A fourth system has not been allocated to a production goal and will be installed as needed. Management is reviewing its options in Chile as well as Alaska for salmon and trout production, and in the U.S. for Catfish production. As described above, we are in the final phases of testing our technology for shrimp processing, although we will not begin negotiations with any potential shrimp processors or retailers until we have successfully concluded such testing.

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

The following is a discussion of existing production of iPura® labeled products:

China

In early 2009, the first iPura® system became operational in Tongwei (Hainan) Aquatic Products Co., a major seafood processing facility in the PRC. Our first commercial product was iPura® labeled tilapia and this product has been sold in the U.S. under the “importer model” described earlier. All production to date has been produced by a single iPura® system with a second system on-site as standby for the anticipated growth. Management anticipates further contracting and operations throughout 2013 and beyond. China is important because it is the world’s largest producer and exporter of seafood products, including tilapia.

A second Tilapia site was recommended by our customer Safeway. During the 4th quarter of 2012, an iPura® system was installed in Evergreen Aquatic, a vertically integrated tilapia producer located in Zhanjiang City, Guangdong Province, China. The system is now operational and is producing tilapia fillets for Safeway’s service case and is ready to produce two pound private label bags upon orders from Safeway..

The operation and production of tilapia from two factories allows GFT to diversify the source and price to accommodate our cost plus pricing model.

Vietnam

In 2009 an iPura® system was installed in Binh An Seafood Joint Stock Company, a large pangasius (swai) producer in Vietnam and trained an iPura on-site food safety and quality assurance team. However, during operational startup and testing it was determined that microbial contamination in the processing area and on raw product did not meet iPura® requirements and an extended study was conducted by the iPura on-site team. As such, it was determineddetermined to remove the iPura System with related subsystems as well as all laboratory equipment.

The Bihn An equipment has been relocated to Cantho Import-Export Seafood Joint Stock Company (Caseamex) under contract as of December 2012 and is awaiting installation. Caseamex is also a producer of swai.

GFT identified Vietnam as a prime target market for its pathogen elimination technology. There are a number of contributing factors to the high priority given Vietnam. Some of those contributing factors are:

•	Seafood is one of the leading export industries in Vietnam.
•	The U.S. is a large importer of Vietnamese Swai and Shrimp
•	Vietnam has a tremendous need for pathogen elimination systems. They have had a number of import rejections and retentions.
•	We believe that Vietnam recognizes the safety and quality issues confronting their industry and desires to improve their seafood quality and global reputation.
•	Vietnam is a participant in the World Trade Organization.

Management’s current estimate of the date that further installations may be completed is subject to a number of assumptions and variables and is subject to change. In all cases, completion of further installations is subject to GFT obtaining sufficient capital to finance the fabrication of the iPura™ System and installation costs.

Production of iPura® Systems

Our commercialization team consisted of seasoned experts with high-level engineering and production experience. They have had success working together as a team while working on several major projects, including NASA’s Galileo project. This team evaluated our last prototype, and then they designed and supervised the manufacture of our new equipment, including the systems and subsystems that were part of the first iPura® system installation in China and Vietnam. GFT’s system is now easy to operate and maintain, and scalable for volume. Subject to receipt of adequate funding, and if required to meet future demand, we plan to sign contracts for the manufacturing of the iPura® systems with experienced commercial suppliers. The main system components and electronic controls (PLC’s) will be manufactured in the United States while the supporting system components such as pumps, mixers, fill systems, conveyors, sprayers, chillers, etc. are industry standard and can be procured locally in the country of installation. Following the successful blueprint of the actual iPura® installations, the integration is handled by GFT personnel with PLC programmers from the United States. GFT employees operate and maintain the systems on-site and handle all the quality control aspects of the process under U.S. supervision. The iPura on-site food safety and quality assurance team consists of a supervisor, microbiologist, system operator, technician and a quality assurance person.

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

If we create a successful brand around our iPura® Program, then we believe that we will be offered some protection against the possibility or eventuality of technological competition due to the fact that our technology represents only one part of the iPura® Program. We believe that the iPura® Program, which includes our own on-site food safety and quality team, offers further differentiation that technology alone cannot replace. If successful, we believe that our brand will represent more than just a specific set of technologies, but rather a total commitment to food safety and quality. In addition, with the success and demand for the iPura® brand, GFT may be able in incorporate new technologies (through licensing or acquisition) into the iPura® Program, whether proprietary or developed by our competition.

Government Regulation

Our business is subject to federal and state regulations in the United States, as well as those of the foreign jurisdictions in which we may endeavor to sell or produce our products and services (such as Vietnam, and China). In addition to all of the other regulations to which a U.S. business is subject generally (including, among other things, regulations governing employment, occupational safety, business licensing, import-export activities and taxation), some of our future products may be subject to review and approval by the FDA. Since our suppliers have already received FDA approval for the current components of our iPura® Seafood Processing System that come into contact with food, such as the liquid wash, our iPura® Seafood Processing System does not require FDA approval as confirmed in writing to us by the FDA Office of Pre-Market Approval. However, other states or foreign jurisdictions in which our processes are used, or where a product treated with them is exported, may impose further regulations which could be more or less stringent than those imposed by the FDA. We do not believe that any governmental regulations will materially restrict the installation and use of our iPura® Systems in Vietnam, or China and we do not believe that any specific regulatory bodies will require pre-approval of our systems in those countries.

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

Employees

As of December 31, 2012, we had 13 full time employees.

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

ITEM 1B. Unresolved Staff Comments

NONE.

ITEM 2. PROPERTIES

We lease our Corporate offices in the City of Hanford, California, for $1,125 per month. We have approximately 1,500 square feet of office facilities located at 802 N Douty St., Hanford, California. The lease is annually renewable and expires June 30, 2014.

We also lease a marketing office in Los Gatos, California, for $2,904 per month. The premises are office space of approximately 1,100 square feet and the lease rate escalates to $3,300 per month over its 3 year term. The lease expires May 31, 2015

We also lease warehouse facilities in Hanford, California. We rent approximately 15,000 square feet of warehouse space under a seven (7) year lease at $7,957 per month, requiring escalating rent to $8,441 over the term of the lease. The lease expires in September 2014.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge, no material proceedings are threatened or contemplated against us.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no public market for our securities and we cannot assure you that one will develop.

Number of Stockholders

As of February 28, 2013, we had 660 stockholders of record.

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

In the fourth quarter of 2012, a total of 384,712 shares of common stock and 6,215 warrants to purchase common stock were issued in private placements at prices of $2.39 per share and $3.50 per unit for total cash proceeds of $928,500.

We have a short term note in the amount of $1,300,000 that bears interest at the rate of 9% per annum with the interest payable in shares of common stock valued at a price of $2.25. The note was renewed with an interest rate of 9% per annum, and a renewal bonus of 26,000 shares of common stock was issued at a value eof $58,000 or $2.25 per share. The note was renewed twice during 2012 and required the issuance of 104,000 shares of common stock at $2.25 per share for a value of $234,000 for both the renewal bonus and accrued interest at maturity.

Accrued Directors fees are paid in shares of common stock. A total of 30,541 shares of common stock were issued for director fees during the fourth quarter of 2012 valued at $72,993.

Common shares were issued for services to two consultants during the fourth quarter of 2012, for a total of 2,343 common shares valued at $5,600.

We did not make any repurchases of our securities during the fourth quarter of fiscal year 2012.

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

In 2009, we completed the installation of our iPura® System at a food processor located in China, Tongwei (Hainan) Aquatic Products Co., and began producing our first order of inventory and selling it in the United States. We completed installation of a second, larger iPura® System with a processor in Vietnam in early 2010, but had to remove the installation after quality control and solvency issues arose with that processor. We have selected an alternative processor in Vietnam for the installation of that equipment. We have a third system installed at another processor in China, which was installed in the “Evergreen Aquatic facility” that is operational and production commenced in late 2012. Our fourth system is at our Hanford, California warehouse facility and is able to be installed if capacity is required.

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura® System. At December 31, 2012, the Company has accumulated losses approximating $71,000,000 and has incurred negative cashflow from operating activities of approximately $2,800,000 for the year ended December 31, 2012. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system.

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

We are proceeding to validate iPura® with sales in the U.S. markets through the “importer model” and “private label brand manufacturer model” (co-branding).This has allowed the iPura® brand to gain a limited amount of market recognition which management believes will lead to important private label brand sales. After the private label business is proven, we intend to pursue growth by adding more food products and by licensing strategic partners to distribute iPura®-labeled products internationally, thereby creating additional streams of recurring revenue. Market entry begins with the most popular aquaculture products: tilapia, striped pangasius (swai), catfish, and shrimp. Farmed tilapia is available now, guaranteed to have been processed with the iPura® Food Safety Program.

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

One of the most important direct marketing opportunities of the year is presented at the International Boston Seafood Show, held in March. We have had a noticable presence and were staffed with the sales and marketing team. We had the opportunity to meet with top executives from our target prospect list as well as to conduct interviews with media to promote the iPura® brand and private label business. We believe that this direct approach to large distributors and retailers, combined with media coverage and a limited amount of consumer marketing will result in the market acceptance of the iPura® brand.

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

Processor and Distribution Agreements

We have installed three iPura® Systems under installation and supplier agreements, two in China and one pending in Vietnam. One system in China has been operating since 2009, producing tilapia fillets, which is our only source of historic revenue. The other system has been installed with a different processor in China and began producing iPura® tilapia product in the end of 2012. A third system is on standby in Vietnam awaiting installation in Caseamex . Vietnam was scheduled to begin production of pangasius/swai (a catfish) in the second quarter of 2011. However, the processor failed to meet iPura® standards as microbial loads on product and processing equipment were very high; we removed the iPura® equipment including laboratory equipment to protect our brand integrity. We are currently scheduling the installation of equipment in Caseamex around the potential orders for Swai.

Under these agreements, GFT is generally responsible for the cost of manufacturing, fabricating and installing the iPura® System at the processors’ facilities, with the processors providing power and utility connections and certain other operating expenses.   Our iPura® System is typically installed onto one or two processing lines at the processors’ facilities.  Our iPura® System will be operated and supervised by GFT personnel, at GFT’s expense.  Seafood processed through our iPura® System will then be packaged and labeled with our iPura® seal. Our wholly owned subsidiary, iPura Food Distribution Company (“IFD”) has the exclusive rights to buy and distribute the seafood processed with our iPura® System and the processors therefore cannot sell such seafood to any other customers or distributors, or otherwise use our iPura® System for any other seafood processing. The agreements have terms that range from one to three years from the date of completion of the installation of our iPura® System at the respective processor’s facility.  IFD has obtained most favored nations pricing with respect to seafood purchased under all of the agreements. None of the agreements have any minimum purchase requirements for IFD.

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

Liquidity and Capital Resources

The report from our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 included in this Form 10-K indicates that that factors relating to our financial condition as of December 31, 2012 and our results of operations and cashflows for the year ended December 31, 2012 raise substantial doubt about our ability to continue as a going concern.

Historically, our primary source of cash has been the sale of equity instruments to investors and debt financing agreements. Although we expect to generate increasing revenue from increased sales of seafood processed with our iPura® Systems within the next 12 months, any funds generated from installing and operating our iPura® Systems during the next 12 months are not expected to cover our operating expenses.

Based on our cash balance as of December 31, 2012, we are in need of immediate additional financing to fund our current operating and working capital requirements. Furthermore, we believe that we will need approximately $5 million to manufacture iPura® Systems and cover operating expenses during the next twelve months, in addition to a financing vehicle or a line of credit to finance the inventory of iPura® product. As an alternative to a traditional commercial bank line of credit, we have implemented a program, described below, to finance inventory. The amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We cannot provide assurance that funds from our future operations or funds provided by our current financing activities will meet our capital requirements, and in that event, we will continue to seek additional sources of financing to maintain liquidity. Any additional capital we raise will likely involve issuing additional shares of common stock or other equity securities, or obtaining debt financing, which could be convertible into equity securities. However, at this point, we have not specifically identified the type or sources of this funding.

As of December 31, 2012, we had trade indebtedness and accrued liabilities in the ordinary course of business as well as deferred compensation of approximately $450,000, other debt in the form of continuing short term loans of $640,000 from a Director and a shareholder due on demand, and a one-year note from a third party in the amount of $246,000, due in 2013.

In 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 9% per year. The note has been extended for an additional six months at each maturity date and now matures in May 2013. Interest is payable at each maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as current interest expense. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the fixed rate of $2.25 per share. Pursuant to a security agreement, the note is secured by all of the assets of the Company and is subordinate to a 2006 related party note of $250,000. Currently, we do not have the ability or resources to repay such loans if a demand is made for repayment in full. In such event, this secured lender could foreclose on all of our assets as part of its security interest.

We have implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring. This financing program consists of issuing promissory notes, secured by inventory and equipment, in a series of maturities from one to three years with annual interest rates from 8.2% to 9.2%. The funds are received and controlled by a third party custodian to be disbursed for third party costs of inventory. As is typical of trade financing, the Company’s collected sales proceeds will be applied pro rata to trade financing debt. At December 31, 2012, the Company had $1,187,423 in trade financing debt on one year notes. They mature on their anniversaries throughout 2013 and, based on past renewal activity. weW expect that the majority will be renewed upon maturity.

We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. Since we have not located any commercial bank inventory financing, we are developing options for inventory debt financing with other private parties, as described in more detail above. Successful inventory financing is critical to fund the distribution of our products and generate revenue. We cannot cannot provide assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of this financing will be favorable to us or our stockholders. We are exploring commercial and joint venture financing opportunities and relationships with potential processor/customers with sale and lease-back arrangements.

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

Results of Operations

Sales:

We began sales in July 2009, with nominal sales for the year ended December 31, 2009. Sales increased to $1,109,230 for the year ended December 31, 2010, with approximately 30% of such sales to Safeway. The remainder was to regional grocery distributors that sell to independent grocery stores and restaurants in many regions throughout the country. These sales did not command the premium pricing necessary for the iPura® program and were terminated in 2011. In 2011, we negotiated with Safeway to expand our product offering to a co-branded two pound bag. Raw product pricing mandated that we should have a dual source for the tilapia product for Safeway, which required the installation of an iPura® processing system in the Evergreen.Aquatic processing plant and was accomplished by the end of 2012. This delay reduced sales to Safeway to only the individual fillets for the service case pending delivery of tilapia from the Evergreen Aquatic processor. We anticipate that the sales to Safeway in 2013 will be filled from the Evergreen Aquatic processor while the production of iPura® branded product for other retailers will continue to be produced by the Tongwei processor. As a result sales were $377,036 and $113,078 for the years ended 2012 and 2011 respectively an increase of 233%. Sales to Safeway represented 71% of total sales in 2012 and zero in 2011.

We anticipate an increase in volume from both Safeway and other existing customers and additional sales to new chains and distributors as they respond to our marketing programs. We anticipate that our gross margins, approximately 9% and 20% for 2012 and 2011, respectively, will remain in the 9% range based on our transparent pricing model of “cost plus,” which is includes a 25 cent per pound profit component. This model is planned to differentiate iPura product from the existing commodity-based product pricing model we currently experience in the marketplace.

Expenses:

Our net loss for the year ended December 31, 2012 was $3,077,352 compared to $3,689,050 for the previous year ended December 31, 2011, a decrease of 17%. For the year ended December 31, 2012, total operating costs decreased 16% over the year ended December 31, 2011, from $3,711,444 to $3,110,811. The reduction is in all three categories of expense: marketing, general and administrative and research and development with a marketing expenses reduction of 29% and general and administrative expense at 23%. All reductions are the result of a reduction of activity and headcount while organizing the Evergreen production for private label sales to Safeway. The lesser decrease of 16% in total costs from 2011 to 2012, is solely the inclusion of an impairment charge to depreciation of $231,652 in 2012 representing the fourth iPura® System not scheduled for installation either in China or Vietnam. Without this one time charge, the decrease in total costs is 22% between the years ended 2012 and 2011. Depreciation expense increased 17% reflecting the Evergreen Aquatic equipment being placed in service and interest expense decreased 10% principally due to the renewal option of the $1,300,000 note being paid on a six month basis in 2012 rather than annually. The interest charges included an expense of $234,000 in both years which is a non cash expense payable only in common stock.

Revenue increased 233% for 2012 from 2011, but the gross margin decreased 49% between such years. Such decrease is due to the mix of customers and the change of pricing policy. Safeway sales had been deferred in 2011 pending a new source of supply and the imposition of the new cost plus pricing, where existing customers were escalated to the new pricing immediately. Marketing expenses decreased 29%, from $823,846 in 2011 to $584,660 in 2012 due to the reduction of market presence. We believe that the iPura brand has been adequately established with the market influencers and there is less need for industry promotion. However, consumer promotion continues through social networking and limited print promotion. Both general and administrative and research and development expenses decreased approximately 25% as a percentage of revenue between the years 2012 and 2011, with the administrative function structurally established and product development function awaiting new funding for product line extension.

Depreciation expense increased 17% reflecting the Evergreen Aquatic equipment being placed in service and interest expense decreased 10% principally due to the renewal option of the $1,300,000 note initiated in 2011. The interest charges included an expense of $234,000 in both years which is a non cash expense payable only in common stock. However, Depreciation expense is expected to increase in the future if and when additional systems are installed. Also interest expense is expected to increase substantially as the trade finance debt facilities are expanded to finance expected future iPura sales volumes.

Critical Accounting policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of deferred tax assets, inventory allowances, the allowance for doubtful accounts receivable, fixed asset impairment charges and the fair value of equity instruments.

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

Stock-based compensation

Accounting principles generally accepted in the United States of America (“GAAP”) requires fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees. Shares, warrants and options issued to non-employees for services are accounted for in accordance with U.S. GAAP whereby the fair value of such option and warrant grants is determined using the Black-Scholes Model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

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

Our plan to remediate this material weakness, subject to monetary constraints, is to hire additional personnel and/or utilize outside consultants to provide an acceptable level of segregation of duties. This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding our internal control over financial reporting since such report is not required for non-accelerated filers pursuant to certain federal legislation enacted in July 2010.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

Information Not Previously Disclosed in a Report on Form 8-K

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and corporate governance

The names, ages and positions of our directors and executive officers, as of December 31, 2012, are set forth below. Biographical information for each of these persons also is presented below:

Name	Age	Position Held
Keith Meeks	52	Director, President and Chief Executive Officer
Marshall F. Sparks	72	Chief Financial Officer, Secretary and Treasurer
Gary L. Nielsen	70	Director
Arthur C. Agnos	74	Director
James Stockland	50	Director

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

Arthur C. Agnos – Director

Mr. Arthur C. Agnos currently serves as one of our Directors, a position he was appointed to in August 2005. Mr. Agnos also serves on the Board of Directors Linear Technologies Corporation located in Milpitas California. He formerly served as a Director of Countrywide Treasury Bank until July 2008. From February 2001 to September 2005, Mr. Agnos served as a consultant for E.J. De La Rosa & Co., Inc., an investment banking firm. Mr. Agnos has extensive experience in executive roles and decision-making at the federal, state and local government levels as Mayor of San Francisco, as an elected member of the California State Legislature and as a senior Presidential appointee in the U.S. Department of Housing and Urban Development. Mr. Agnos began his elective career in the California legislature, where he served as Chair of the Joint Legislative Audit Committee. He has served as the Chair of the Assembly Ways and Means Health and Welfare Subcommittee of the California legislature. From June 1993 to January 2001, he was the Regional Director of the U.S. Department of Housing and Urban Development in the Pacific-Hawaii region. Mr. Agnos brings his experience as a large organization manager and the perspective of the public regulatory environment as his principal qualifications to serve on the Board. Mr. Agnos received a Bachelor of Arts from Bates College and a Master in Social Work from Florida State University.

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

CLASS	DIRECTORS	YEAR TERM EXPIRES
I	James Stockland	2013

II	Arthur C. Agnos (and one vacancy created when Mr. Fryer resigned)	2013

III	Keith Meeks and Gary L. Nielsen	2014

Meetings of the Board of Directors and Information Regarding Committees

During our fiscal year ended December 31, 2012, our Board of Directors utilized numerous conference calls to supervise management but held no formal meetings. Any formal actions were accomplished with written consents.

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

As of December 31, 2012, Arthur C. Agnos and James Stockland are independent directors. The Board of Directors has determined that Mr. Nielsen is an “audit committee financial expert” as defined under SEC rules, but Mr. Nielsen does not qualify as an “independent director” under the standards we utilize. See “Director Independence” under Item 13 below.

Section 16(a) Beneficial Ownership reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our executive officers, directors and greater than 10% stockholders to file reports of beneficial ownership of our common stock on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the SEC.

We believe that during the fiscal year ended December 31, 2012, our executive officers, directors or beneficial owners of more than 10% of our common stock complied with Section 16(a) filing requirements.

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

The following table sets forth compensation information for services rendered by our Chief Executive Officer in fiscal 2012 and our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)	All Other Compensation ($) (2)	Total ($)

Keith Meeks	2012	150,000	—	17,171	167,171
President and	2011	150,000	—	15,381	165,381
Chief Executive

Marshall F Sparks	2012	124,000	—	—	124,000
Chief Financial	2011	120,000	—	—	120,000
Officer

(1)	Salary consists of compensation earned and either paid in cash or deferred until Company cash flow improves. At December 31, 2012, the cumulative deferral amounts are for: Mr. Meeks - $20,600, Mr. Sparks - $77,000.
(2)	Other Annual Compensation represents payments made on a leased vehicle and the personal use portion of rental paid for an office apartment in San Jose, CA.

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

We accrued compensation for our Chairman of the Board through 2011 at an annual amount of $93,600. Beginning in 2012, the Chairman no longer received any additional compensation for serving as the Chairman, and received only normal Board fees in 2012. As of December 31, 2012, our independent directors were Arthur C. Agnos and James Stockland. All directors are entitled to be reimbursed for reasonable expenses actually incurred by them in connection with their duties as directors.

Director compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)	Option Awards ($)	Total ($)
Keith Meeks (1)	—	—	—	—
Gary L Nielsen (2)	—	18,664	—	18,664
Arthur C Agnos	—	56,992	—	56,992
James Stockland	—	24,000	—	24,000
Total	—	99,656	—	99,656

(1) Mr. Meeks did not receive any compensation for serving as a director. Compensation for services as an officer is disclosed above in the “Summary Compensation Table” disclosing named executive officer compensation.

(2) Mr. Nielsen has been compensated as Chairman of the Board through 2011, however, none of this amount was paid in cash during 2012 but was deferred until the cash position improves. The total amount deferred for Mr. Nielsen for 2009 through 2011 is $211,700. As described above, his compensation reverted to only Board fees in 2012 and $18,664 was accrued and paid in 7,809 shares of common stock.

(3) The dollar amounts in this column represent the portion of directors’ fees actually paid (in the form of common stock grants) during 2012, not deferred, plus any grants of common stock for directors’ fees that were accrued in prior years but paid in 2012. A total of 30,541 shares were issued during the year for Board services and were valued at $101,989 , which includes $2,333 in fees earned by Steven Fryer who resigned in January 2012. The shares of stock are fully vested and not subject to any forfeiture or repurchase restrictions.

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

(2) Represents the unissued balance of the 2006 Stock Incentive Plan.

Beneficial Ownership Table

The following table sets forth information concerning the number of shares of our common stock as of December 31,2012, that are owned beneficially by: (i) each person (including any group) known to us to beneficially own more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our officers and directors as a group. Unless otherwise indicated, the stockholders listed below possess sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable.

Name and Address of Beneficial Owner (1)	Number of Shares of Our Common Stock	Percentage of Shares of Our Common Stock (2)
Keith Meeks (3) (7)	678,130	2.1%
Marshall F. Sparks (4) (7) (8)	183,334	0.6%
Gary L. Nielsen (5) (7) (9)	246,474	0.8%
Arthur C. Agnos (6) (7)	111,265	0.3%
James Stockland (7)	78,709	0.2%
All directors and officers as a group (5 individuals) (9)	1,295,912	4.0%

Mark Terry 1060 Cactus, Pocatello, ID 83204	1,693,178	5.2%

Global Food Tech, Inc. (“TECH”)	22,945,229	70.0%

(1)	The address of the stockholders identified in this table is c/o Global Food Technologies, Inc., 802 N Douty Street, Hanford, CA 93203, unless otherwise indicated.

(2)	The percentage ownership is based on 32,810,851 shares of GFT common stock outstanding as of December 31, 2012.
(3)	Includes indirect beneficial ownership of 678,130 shares of GFT through ownership of shares of TECH
(4)	Includes indirect beneficial ownership of 133,334 shares of GFT through ownership of shares of TECH.
(5)	Includes indirect beneficial ownership of 103,334 shares of GFT through ownership of shares of TECH.
(6)	Includes indirect beneficial ownership of 24,334 shares of GFT through ownership of shares of TECH.
(7)	Messrs. Meeks, Agnos, Nielsen and Stockland are the directors of TECH. Mr. Meeks is also the President of TECH and Mr. Sparks is the Chief Financial Officer and Secretary of TECH. Messrs. Meeks, Agnos, Nielsen, Stockland and Sparks share voting and dispositive powers with respect to the GFT shares held by TECH. Each of Messrs. Meeks, Agnos, Nielsen, Stockland and Sparks expressly disclaims beneficial ownership of these shares solely by virtue of their positions as officers and directors of TECH. As noted above, certain of these individuals own shares of TECH, which are included on a proportional basis in calculating their indirect beneficial ownership of GFT.
(8)	Does not include warrants held by Mr. Sparks to purchase 100,000 shares of common stock, since such warrants are not exercisable currently or within 60 days of the date of this chart.

(10) Includes warrants to purchase 29,000 shares of common stock held by Mr. Nielsen that are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

Our parent company, Global Food Tech, Inc. (“Tech”), owns 22,945,229 shares of our Common Stock, or approximately 70% of our issued and outstanding Common Stock. As of March 1, 2013, all of our directors, Messrs. Meeks, Agnos, Nielsen and Stockland, served as the members of Tech’s Board of Directors. Mr. Meeks also serves as Tech’s President, and Marshall F. Sparks, our Chief Financial Officer, Secretary and Treasurer, also has been appointed as the Chief Financial Officer, Secretary and Treasurer of Tech. This commonality of our respective Boards of Directors and executive managements could create, or appear to create, potential conflicts of interest when these directors and managements are faced with decisions that could have different implications for Tech and us, including the ability of the Tech directors to vote the shares of GFT held by Tech on all matters, including the election of directors of GFT.

Related Party Transactions

With respect to each of the transactions described below, we believe that the terms of such transactions were no less favorable to us than could have been obtained from unaffiliated third parties.

In 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at eight percent (8%) per annum and is secured by all assets, including any intellectual assets, of the Company. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $49,245 based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 4.8%, an expected term of 2 years, and 0% dividend yield. In July 2006, $100,000 of principal was repaid. The remaining balance of $250,000 is due on demand and outstanding at December 31, 2012. The loan is guaranteed by the President of the Company.

We currently have four loans outstanding from Gary Nielsen, a Director of the Company. In April and May of 2006, we arranged for two loans aggregating $190,000 from Mr. Nielsen, which are demand loans and bear interest of 8%. In August 2006, we arranged for another loan, a six month bridge loan, for $100,000 from Mr. Nielsen bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in May 2013. All such loans are unsecured. An additional loan for $100,000 was borrowed from Mr. Nielsen in September 2009 for the same 30 day term and 12% interest rate. The loan remains unpaid at the date of these financial statements and was amended to become an unsecured demand note.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), independent registered public accounting firm, to audit our financial statements for the years ended December 31, 2012 and December 31, 2011.

The following table shows the fees billed for audit and quarterly review services provided by Squar Milner, for the years ended December 31, 2012 and 2011:

	2012	2011
Audit Fees (1)	$68,000	$68,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$68,000	$68,000

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

Our Audit Committee requires advance approval of all audit, audit-related, tax and other services performed by our independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before our independent auditor is engaged to perform it. All services performed by our independent auditors in 2012 and 2011 were approved in accordance with the Audit Committee’s pre-approval policies.

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation dated October 18, 2005.

3.2(1)	Second Amended and Restated Bylaws as of August 31, 2005.

3.3(2)	Certificate of Designation of Rights, Preferences and Privileges – Series B Preferred Stock

3.4(3)	Certificate of Designation of Rights, Preferences and Privileges – Series C Preferred Stock

10.1(4)	Services Agreement dated September 30, 2005 between Global Food Technologies, Inc. and Global Media Fund, LLC.

10.2(5)	2006 Stock Incentive Plan

10.3(6)	Lease Agreement dated November 1, 2007 between STG Realty Ventures Inc and Global Food Technologies

10.4(7)	iPura Sales Agreement dated as of November 11, 2008 by and between GFT and Tongwei (Hainan) Aquatic Products Co., Ltd.

10.5(7)	iPura Sales Agreement dated as of November 11, 2008 by and between IFD and Tongwei (Hainan) Aquatic Products Co., Ltd.

10.6(8)	Promissory Note dated November 22, 2010 for $1,300,000 to Mukesh Paripatyadar

10.7(8)	Security Agreement dated November 22, 2010 with Mukesh Paripatyadar

10.8*	Lease agreement dated May 23, 2012 by and between Ipura Food Distribution Company, Inc. and Lack Properties (facility located in Los Gatos, California)

10.9*	Ipura Installation and Supply Agreement dated December 5, 2012 by and between Ipura Food Distribution Company, Inc. and Cantho Import-Export Seafood Joint Stock Company (Caseamex)

24.1	Power of attorney (included in signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 ‡	Certifications of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS ‡‡	XBRL Instance Document

101.SCH ‡‡	XBRL Taxonomy Schema

101.CAL ‡‡	XBRL Taxonomy Calculation Linkbase

101.DEF ‡‡	XBRL Taxonomy Definition Linkbase

101.LAB‡‡	XBRL Taxonomy Label Linkbase

101.PRE ‡‡	XBRL Taxonomy Presentation Linkbase

+	Management contract or compensatory plan or arrangement
*	Filed herewith
‡	Furnished herewith

‡‡	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed on November 23, 2005 as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.

(2)	Filed on July 15, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.

(3)	Filed on December 11, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.

(4)	Filed on October 6, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on August 2, 2007, as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.

(6)	Filed on February 27, 2009, as an exhibit to Annual Report on Form 10-K for the annual period ended December 31, 2008 and incorporated herein by reference.

(7)	Filed on October 31, 2008, as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.

(8)	Filed on March 31, 2011, as an exhibit to our Annual Report on Form 10-K for the annual period ended December 31, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2013
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

Name:	Title	Date

/s/ Keith Meeks	President and Chief Executive Officer	March 20, 2013
Keith Meeks	(Principal Executive Officer), Director

/s/ Gary L. Nielsen	Chairman of the Board, Director	March 20, 2013
Gary L. Nielsen

/s/ Marshall F. Sparks	Chief Financial Officer, Secretary and	March 20, 2013
Marshall F. Sparks	Treasurer (Principal Financial and Accounting
Officer)

/s/ Arthur C. Agnos	Director	March 20, 2013
Arthur C. Agnos

/s/ James Stockland	Director	March 20, 2013
James Stockland

GLOBAL FOOD TECHNOLOGIES, iNC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

PAGE 50	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE 51	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2012 AND 2011

PAGE 52	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011.

PAGE 53	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

PAGE 54	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011.

PAGES 55-64	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global Food Technologies, Inc.

Hanford, California

We have audited the accompanying consolidated balance sheets of Global Foods Technologies, Inc. and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Food Technologies, Inc. and subsidiary as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a significant accumulated deficit through December 31, 2012, has significant negative cash flow from operating activities for the year ended December 31, 2012, and has negative working capital at December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 20, 2013

GLOBAL FOOD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash	$411,265	$194,662
Accounts receivable	38,960	11,592
Inventory	364,320	67,940
Prepaid expenses	30,645	42,180
Total Current Assets	845,190	316,374

PROPERTY AND EQUIPMENT, NET	629,203	947,315
OTHER ASSETS	26,100	23,189

TOTAL ASSETS	$1,500,493	$1,286,878

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$164,960	$168,380
Accrued liabilities	764,023	838,621
Notes payable – related parties	640,000	640,000
Convertible notes payable – other	246,000	246,000
Trade finance and equipment notes payable	1,187,423	982,423
Short term convertible note payable	1,300,000	1,300,000
Total Current Liabilities	4,302,406	4,175,424

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders’ DEFICIT
Convertible Series C Preferred Stock, $0.0001 par value, 1,500,000 shares authorized, 399,613 shares issued and outstanding at December 31, 2012 and 2011, liquidation preference of $4.50 per share	40	40
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 32,810,851 and 31,502,325 shares issued and outstanding, respectively at December 31, 2012 and 2011	3,281	3,149
Additional paid-in capital	68,321,270	65,157,417
Accumulated deficit	(71,126,504)	(68,049,152)
Total stockholders’ deficit	(2,801,913)	(2,888,546)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,500,493	$1,286,878

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2012	For The Year Ended December 31, 2011

Sales	$377,036	$133,078
Cost of sales	343,577	110,684
Gross profit	33,459	22,394

Expenses
Marketing	584,660	823,846
General and administrative	1,121,008	1,455,220
Research and development	673,438	897,754
Depreciation	86,460	73,649
Impairment of property and equipment	231,652	-
Interest	413,593	460,975
Total Expenses	3,110,811	3,711,444

NET LOSS	$(3,077,352)	$(3,689,050)

Undeclared dividends on Preferred Stock	$143,860	$143,860

Net loss attributable to Common Stockholders	(3,221,212)	(3,832,910)

Loss per common share, basic and diluted	$(0.10)	$(0.12)

Weighted average common shares outstanding	32,026,368	30,966,971

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2010	399,613	$40	30,400,014	$3,040	$62,442,754	$(64,360,102)	$(1,914,268)
Issuance of common stock and warrants for cash –net of issuance costs	-	-	853,815	85	2,140,216	-	2,140,301
Issuance of common stock for conversion of notes payable	-	-	12,286	1	42,999	-	43,000
Common stock issued for services and accrued liabilities	-	-	236,210	23	531,448	-	531,471
Net loss	-	-	-	-	-	(3,689,050)	(3,689,050)
Balance, December 31, 2011	399,613	$40	31,502,325	$3,149	$65,157,417	$(68,049,152)	$(2,888,546)
Issuance of common stock and warrants for cash –net of issuance costs	-	-	1,143,151	115	2,784,987	-	2,785,102
Common stock issued for services and accrued liabilities	-	-	165,375	17	378,866	-	378,883
Net loss	-	-	-	-	-	(3,077,352)	(3,077,352)
Balance, December 31, 2012	399,613	$40	32,810,851	$3,281	$68,321,270	$(71,126,504)	$(2,801,913)

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2012	For The Year Ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,077,352)	$(3,689,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	86,460	73,649
Impairment of assets	231,652	-
Common stock issued for services	144,883	297,471
Changes in operating assets and liabilities:
Accounts receivable	(27,368)	19,347
Inventory	(296,380)	56,201
Prepaid expenses	11,535	2,105
Other assets	(2,911)	-
Accounts payable	(3,420)	64,333
Accrued liabilities	159,402	379,525
Net cash used in operating activities	(2,773,499)	(2,796,419)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from trade finance notes payable	210,000	93,126
Principal payments on trade finance notes payable	(5,000)	(247,000)
Proceeds from sale of common stock and warrants, net	2,785,102	2,140,301
Net cash provided by financing activities	2,990,102	1,986,427

NET INCREASE (DECREASE) IN CASH	216,603	(809,992)

CASH – BEGINNING OF YEAR	194,662	1,004,654

CASH – END OF YEAR	$411,265	$194,662

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$152,397	$155,872
Non-cash financing transactions:
Issuance of common stock for accrued liabilities	$234,000	$234,000
Issuance of common stock for conversion of note payable	$-	$43,000

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

1. NATURE OF BUSINESS

Global Food Technologies, Inc. (the “Company”, “we” , “our” or “us”) is a life sciences company focused on food safety processes for the food processing industry by using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood and to make those products safer for human consumption. The Company has developed a process using its developed technology called the “iPura™ Food Processing System”. The System is installed in processor factories in foreign countries with the product currently sold in the United States. The Company’s ability to generate significant additional revenue will depend, among other things, on its ability to demonstrate the merits of the iPura™ system as well as brand development and establishing alliances with suppliers and vendors.

The Company is a registrant under rules and regulations of the Securities and Exchange Commission and has not yet obtained a listing on any stock exchange.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2012, the Company has an accumulated deficit approximating $71,000,000 and for the year ended December 31, 2012 incurred negative cash flows from operations of approximately $2,800,000. Additionally, the Company has negative working capital at December 31, 2012 of approximately $3,500,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at December 31, 2012, management estimates that it will need to raise additional capital in the amount of $5 million to cover operating and capital requirements for fiscal year 2013 and obtain a significant line of credit to finance the inventory of iPura product. Management plans on raising the additional needed capital through issuing additional shares of common stock or other equity securities, or obtaining debt financing. In addition, management is exploring commercial and joint venture financing opportunities. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Global Food Technologies, Inc. and its wholly-owned subsidiary iPura Food Distribution Company, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentrations

We place our cash with high quality financial institutions, and at times balances may exceed the Federal Deposit Insurance Corporation insurance limit.

We contract with vendors in China and have established operations in China for the production of our iPura Tilapia product. During the years ended December 31, 2012 and 2011, 100% of our purchases were from one vendor in China. The loss of this supplier or any disruptions in China relating to political or economic risks would have a material adverse effect on our operations as the sole source of Tilapia.

One customer accounted for 73% of accounts receivable at December 31, 2012 and one customer accounted for than 100% of accounts receivable at December 31, 2011. Two customers accounted for 100% of sales, Safeway at 71% and The Meat Market at 29% respectively, for the year ended December 31, 2012.In the year ended December 31, 2011 The Meat Market and Certi-Fresh Foods each represented 50% of sales.

Accounts Receivable

Management develops an estimate of the allowance for doubtful accounts receivable based on the Company’s current economic circumstances, and its own judgment as to the likelihood of ultimate payment. The Company does not require collateral for trade accounts receivable. Management believes that at December 31, 2012 and 2011, no allowance for doubtful accounts was necessary. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.  Market is determined by comparison with recent sales or net realizable value. Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves were considered necessary as of December 31, 2012 and 2011.

Property and Equipment

Property and equipment are stated at cost and principally comprise our iPura systems equipment. Depreciation is computed using the straight line method based on the estimated useful lives of the assets, all estimated at five years. There are no capitalized leasehold improvements. Substantially all of the iPura™ systems equipment is located in China and Vietnam at December 31, 2012. Accumulated depreciation was $294,114 and $281,430, respectively, as of December 31, 2012 and 2011.

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

During the year ended December 31, 2012, we impaired one of our iPura™ systems because the system was never installed in Vietnam as intended. The Company does not have any current plans to place the system in service before its theoretical useful life is exceeded. Accordingly, its cost of $231,652 was charged to impairment expense during 2012. There were no impairment charges recorded for the year ended December 31, 2011.

Patents and Trademarks

The Company has three U.S. patents that relate to proprietary technologies and has filed additional patent applications in both the U.S. and several foreign countries. The Company has registered the iPura™ brand name in the U.S. and has filed additional applications in several foreign countries for the iPura™ brand name.

Costs associated with patents and trademarks are not significant at December 31, 2012 and 2011.

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

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, and notes payable approximate their fair value as of December 31, 2012 due to their short term nature. The fair value of the Company’s notes payable to related parties approximate their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company.

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

There are 9,682,463 and 9,629,106 stock purchase warrants outstanding at December 31, 2012 and 2011, respectively, which were not used in the computation of loss per share as their effect would be antidilutive.

The Company has outstanding Series C Preferred Stock (see Note 7) which carries an undeclared cumulative dividend feature. Cumulative undeclared dividends are $420,560 and $276,700 as of December 31, 2012 and 2011, respectively.

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

Significant Recently Issued Accounting Pronouncements

Management does not believe any recently issued accounting pronouncements will have a significant future effect on the Company’s consolidated financial statements

Subsequent Events

Management has evaluated events subsequent to December 31, 2012 through the date that the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

3. TRADE AND EQUIPMENT FINANCING DEBT

As an alternative to commercial trade financing and factoring, the Company has instituted a program of issuing one year promissory notes, secured by inventory or iPura equipment systems, with annual interest rates from 8.2% to 9.2%. The funds are received and controlled by a third party custodian to be disbursed only for third party costs of inventory. Proceeds from sale of inventory by the Company upon collection are applied prorata to the trade financing debt. At December 31, 2012, the Company owed $1,187,423 in trade financing debt. Individual notes mature on their anniversaries throughout 2013 and based on past renewal activity the Company expects that the majority will be renewed upon maturity. None of this debt is in default.

4. CONVERTIBLE NOTES PAYABLE OTHER

In 2010, the Company borrowed $126,000 from a third party. The note had a one year term and was renewed at its maturity. The note is now due in July 2013, bears annual interest of 9%, is unsecured, and is convertible into common stock at any time at a fixed price of $4.50 per share. An additional $120,000 was borrowed from the same third party in 2010 in two one year notes bearing interest of 5% and 9%, respectively. These notes were renewed at maturity and are now due in June 2013. The original note included 14,000 warrants, have an exercise price of $7.00 per share and a term of 3 years.

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

Director loan

In 2006, we arranged for three loans aggregating $290,000 from a Director of the Company. Two of the loans aggregating $190,000 are demand loans and bear interest of 8%. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. Additional consideration for the three loans was approved by the Company’s Board of Directors in August 2006, in the form of warrants to purchase 29,000 shares of common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In August 2006, we arranged for a fourth loan, a six month bridge loan, for $100,000 from the Director bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in May 2013. Such loans aggregating $290,000 are unsecured. In November 2010, for the same 12% interest rate, the Company borrowed an additional $100,000 from such director, due on demand. The loan is unsecured. The current indebtedness to the Director is $390,000.

6. SHORT TERM CONVERTIBLE NOTE PAYABLE

On November 22, 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 18% per year. The note was extended for an additional six months and has been renewed at each maturity for an additional six months. The note is now due in May 2013. The renewal involved issuing a renewal bonus of $58,500, charged to interest expense and paid in shares of common stock at $2.25 per share, to reduce the interest rate to 9% per year. The first six month renewal bonus was paid in November 2011 with the issuance of 26,000 shares, additional 26,000 share issuances were made at each subsequent renewal in May and November 2012. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as interest expense ratably as incurred. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the fixed rate of $2.25 per share. The Note is secured by all of the assets of the Company and is subordinate to the 2006 shareholder note of $250,000. Currently, the Company does not have the ability or resources to repay such loans if a demand is made for repayment in full.

7. STOCKHOLDERS’ DEFICIT

Preferred Stock Issuance

We are authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001. Of such amount, 8,000,000 shares were designated “Series A” Preferred Stock. There is no Series A Preferred Stock outstanding at December 31, 2012 and 2011.

Of such 20,000,000 authorized shares, 1,000,000 shares were designated Series B Preferred Stock with a par value of $0.0001. The Series B had preferential rights in liquidation over common stock and was convertible into common stock at a conversion rate of $4.50 per share. In December 2010, the Series B Preferred Stock was converted to Series C Preferred Stock (below) on a share for share basis. There is no Series B Preferred Stock outstanding at December 31, 2012 and 2011.

In October 2010, we designated a Series C Preferred Stock and authorized the issuance of 1,500,000 shares at a par value of $0.0001. The Series C has preferential rights in liquidation over common stock at $4.50 per share and is convertible into common stock at a one to one conversion rate. There is mandatory conversion to common stock upon the earlier of certain events or five years. The Series C Preferred Stock bears a dividend of 8% payable in cash upon declaration of the dividend by the Company’s Board of Directors and such accrued dividend shall be payable in cash only in the event working capital requirements permit. Each issued share is accompanied by two warrants to purchase common stock for a period of three years at an exercise price for the greater of $3.00 or 50% of the bid price on an approved public exchange or the most recent private offering price if there is no exchange. At December 31, 2012, there were 399,613 shares of Series C Preferred Stock issued and outstanding.

The cumulative undeclared dividends on the Series C Preferred Stock are $420,560 and $276,700 at December 31, 2012 and 2011, respectively.

Common Stock Issuances

In 2011, a total of 853,815 shares of common stock and 185,148 warrants to purchase common stock were issued in private placements for net proceeds of $2,140,301. The private placement of units of one share and one warrant for a price of $3.50 per share continued throughout the year 185,148 units were subscribed and purchased for proceeds of $641,301. The warrant is exercisable for $4.50 per share for a period of 3 years. In January 2011, a shareholder resident in the United Kingdom offered to purchase a large block of stock for a discounted price of $2.25 per share. He purchased 666,666 shares of common stock for $1,500,000. There were no warrants or other compensation involved in this transaction.

In 2012, a total of 1,143,151 shares of common stock and 53,357 warrants to purchase common shares were issued in private placements for net proceeds of $2,785,102. 1,087,866 of these shares were issued under the equity subscription described below. The remaining 55,285 shares and the 53,357 warrants were issued in the ongoing private placement of units of one share and either one warrant or one-half warrant for a price of $3.50 per unit. The proceeds of $193,501 were subject to commissions of $8,400 yielding net proceeds of $185,101. The warrants are exercisable for $7.00 per share for a 3 year term.

An additional 165,375 shares were issued in 2012 for services, directors fees and note interest. Consultants received 17,947 shares in lieu of cash, 43,428 shares were issued for accrued Directors fees and 104,000 shares for accrued interest. The service shares were valued at $2.39 per share while the accrued interest was converted at the contractual rate of $2.25. The aggregate value charged to expense was $378,883. The accrued interest relates to the short term note in the principal amount of $1,300,000 (described in Note 6) which provides that the interest accrued by paid in common stock at the rate of $2.25 per share. Interest is due every six months on maturity and requires a renewal bonus of $58,500 paid in 26,000 shares.

Equity Subscription

In April 2012, the Company entered into a Subscription Agreement with an existing holder of shares of our Series C Preferred Stock for the purchase of additional shares of common stock. Pursuant to the terms of the Subscription Agreement, the stockholder agreed to purchase up to $2.9 million of Common Stock at a purchase price of $2.39 per share.  The initial purchase was for $500,000, and additional purchases were structured as eight monthly installments of $300,000.  Through December 31, 2012, the Company received aggregate proceeds of $2,600,000 and issued 1,087,866 shares of common stock pursuant to this agreement which are included in the common stock issuances noted above. In January 2013, the Company received the final installment of $300,000 and issued 125,523 shares of common stock pursuant to this agreement.

Stock Incentive Plan

In November 2006, we adopted a stock incentive plan to incentivize employees and consultants with awards of stock options, stock appreciation rights and restricted stock grants. There are a maximum of 3,000,000 shares of Common Stock subject to award under the plan.

There were no awards made under the plan in 2012 or 2011. Through December 31, 2012, 1,345,000 shares of common stock have been granted and there remains 1,655,000 shares available for grant under the plan.

The shares are fully vested and become transferable upon registration of the shares with the Securities and Exchange Commission or upon the obtainment of a listing in a market initiated by us.

Officers and Directors Stock Compensation

The Board periodically issues shares and warrants to Directors for specific compensation elements. At December 31, 2012, there were 700,000 warrants outstanding to Officers and Directors exercisable at $5.00 to $7.00, with an extended expiration date of December 31, 2013.

The Company’s Directors compensation and expenses are paid in shares of common stock as long as cash flow from operations is negative. Common shares were issued to Directors for accrued compensation in the amount of 43,428 shares in 2012 and 23,554 shares in 2011 valued at $101,989 and $ 52,996, respectively.

There were no grants of options or warrants to officers or Directors in 2012 or in 2011.

A summary of the status of these compensation arrangements is as follows:

	Warrants For Shares	Weighted Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	700,000	$5.57	2.75	$-
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2011	700,000	$5.57	1.75	$-
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2012	700,000	$5.57
Exercisable at December 31, 2012	700,000	$5.57	0.75	$-

Warrants

Through December 31, 2012, we had issued 9,682,463 warrants, exercisable for various terms at exercise prices of $3.00 to $7.00, in conjunction with sales of common and preferred stock and awards for services, including the 700,000 warrants noted above.

In 2011, we extended the expiration date of all warrants to December 31, 2013 without modifying the exercise price. These warrants were issued in conjunction with equity sales.

At December 31, 2012, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2010	9,443,958	$5.51
Warrants granted	185,148	7.00
Warrants expired	-	-
Warrants outstanding at December 31, 2011	9,629,106	$5.55
Warrants granted	53,357	7.00
Warrants expired	-	-
Warrants outstanding at December 31, 2012	9,682,463	$5.56

The following table summarizes information about warrants outstanding at December 31, 2012:

Warrants Outstanding and Exercisable
Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price
238,506	$7.00	2014-2015	$7.00
9,179,957	$3.00-7.50	2013-2015	$5.55
64,000	$4.50	(1)	$4.50
200,000	$4.50	(2)	$4.50
9,682,463			$5.56
(1)	Expires two years after repayment of principal on notes giving rise to the warrants
(2)	Warrants expire 2 years after commencement of trading of common shares

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our headquarters and warehouse facilities in Hanford, California and an office in Los Gatos, California. We also lease an automobile for an officer and office equipment. Future minimum lease payments required on these non-cancelable operating leases are as follows:

Years ended December 31,	Amount
2013	166,106
2014	76,103
2015	19,800
$262,009

Facilities rent expense for the year ended December 31, 2012 was $167,769.

9. INCOME TAXES

The Company does not have significant income tax expense or benefit from inception through December 31, 2012. The tax net operating losses have resulted in a deferred tax asset with a 100% valuation allowance applied against such asset at December 31, 2012 and 2011. The tax net operating loss carryforward (“NOL”) approximates $36 million at December 31, 2012. Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code. Such NOL’s expire at various dates through 2032.

The income tax effect of temporary differences between financial and tax reporting gives rise to a deferred income tax asset at December 31, 2012 and 2011 as follows:

	2012	2011
Deferred tax asset –NOL’s	$16,834,000	$15,508,000
Less valuation allowance	$(16,834,000)	$(15,508,000)
Net deferred tax asset	$-	$-

The valuation allowance increased by approximately $530,000 and $1,357,000 during the years ended December 31, 2012 and 2011, respectively.

A reconciliation of the effective income tax rate to the United States statutory income tax rate for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Tax benefit at the U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0%	34.0%
Effective income tax rate	-%	-%

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

