Form 10-Q
period 2013-03-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2013-05-14
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from____________ to _____________

Commission file number 000-31385

GLOBAL FOOD TECHNOLOGIES, INC.

(Exact name of registrant as specified in charter)

Delaware	52-2257546
(State incorporation)	(IRS Employer
Identification No.)

802 N Douty Street, Hanford, California	93230
(Address of principal executive offices)	(zip code)

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

Large accelerated filer ☐ accelerated filer ☐ non accelerated filer ☐ smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of April 15, 2013
Common stock, par value $0.0001	32,948,516

GLOBAL FOOD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current Assets
Cash	$316,417	$411,265
Accounts receivable	47,296	38,960
Inventory	437,051	364,320
Prepaid expenses	54,340	30,645
Total Current Assets	855,104	845,190

Property and Equipment , net	594,619	629,203

Other Assets	27,330	26,100

TOTAL ASSETS	$1,477,053	$1,500,493

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$379,648	$164,960
Accrued liabilities	816,090	764,023
Notes payable – related parties	640,000	640,000
Note payable – other	246,000	246,000
Trade finance notes payable	1,197,423	1,187,423
Short term convertible note payable	1,300,000	1,300,000
Total Current Liabilities	4,579,161	4,302,406

Stockholders’ Deficit:
Convertible Series C Preferred stock, $0.0001 par value, 1,500,000 shares authorized, 399,613 shares issued and outstanding, liquidation preference of $4.50 per share	40	40
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,948,516 and 32,810,851 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	3,295	3,281
Additional paid-in capital	68,661,656	68,321,270
Accumulated deficit	(71,767,099)	(71,126,504)
Total Stockholders’ Deficit	(3,102,108)	(2,801,913)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,477,053	$1,500,493

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenues	$249,241	$29,736
Cost of goods sold	237,236	26,620
Gross profit	12,005	3,116

Operating Expenses
Marketing	106,748	142,476
General and administrative	291,573	270,334
Research and development	145,417	158,602
Depreciation	34,584	17,292
Interest	74,278	71,969
Total Operating Expenses	652,600	660,673

NET LOSS	$(640,595)	$(657,557)

Undeclared dividends on Preferred Stock	35,965	35,965

Net loss attributable to common stockholders	(676,560)	(693,522)

Loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding, basic and diluted	32,931,308	31,532,330

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2013

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2012	399,613	$40	32,810,851	$3,281	$68,321,270	$(71,126,504)	$(2,801,913)
Issuance of common stock and warrants for cash, net of issuance costs	-	-	137,665	14	340,386	-	340,400
Net loss	-	-	-	-	-	(640,595)	(640,595)
Balance, March 31, 2013	399,613	$40	32,948,516	$3,295	$68,661,656	$(71,767,099)	$(3,102,108)

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(640,595)	$(657,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,584	17,292
Common stock issued for services	-	28,996
Changes in operating assets and liabilities:

Accounts receivable	(8,336)	(504)
Inventory	(72,731)	27,435
Prepaid expenses	(23,695)	(32,484)
Other assets	(1,230)	-
Accounts payable	214,688	17,328
Accrued liabilities	52,067	71,346
Cash used in operating activities	(445,248)	(528,148)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds trade finance from notes payable	50,000	205,000
Principal payments on trade finance notes payable	(40,000)	-
Sale of common stock and warrants, net	340,400	157,651

Net cash provided by financing activities	350,400	362,651

CHANGE IN CASH	(94,848)	(165,497)

CASH – BEGINNING OF PERIOD	411,265	194,662

CASH – END OF PERIOD	$316,417	$29,165

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$36,229	$33,920

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

1. Description and nature of the business, organization and basis of presentation.

Global Food Technologies, Inc. (the “Company”, “we”, “our” or “us”) is a life sciences company focused on food safety processes for the food processing industry by using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood and to make those products safer for human consumption. The Company has developed a process using its technology called the “ iPura™ Food Processing System”. The System is installed in processor factories in foreign countries with the product currently sold in the United States. The Company’s ability to generate significant revenue will depend, among other things, on its ability to demonstrate the merits of the iPura™ system, as well as brand development and establishing alliances with suppliers and vendors.

The Company is a registrant under rules and regulations of the United States Securities and Exchange Commission (“SEC”) but has not yet obtained a listing on any stock exchange.

Going concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2013, the Company has an accumulated deficit approximating $72,000,000, and for the three months ended March 31, 2013, negative cash flows from operations of approximately $445,000. Additionally, the Company has negative working capital of approximately 3,724,00 at March 31, 2013. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at December 31, 2012, management estimates that it will need to raise additional capital to cover operating and capital requirements for fiscal year 2013 and obtain a significant line of credit to finance the inventory of iPura product. Management plans on raising the additional needed capital through issuing additional shares of common stock or other equity securities, or obtaining debt financing. In addition, management is exploring commercial and joint venture financing opportunities. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading, have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 20, 2013. The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period. The condensed consolidated balance sheet as of December 31, 2012 and any related disclosures have been derived from the December 31, 2012 audited financial statements filed in the Company’s 2012 Form 10-K.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.  Market is determined by comparison with recent sales or net realizable value. Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves were considered necessary as of March 31, 2013.

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

Loss per common share

Loss per common share was computed using the weighted average number of shares of common stock outstanding during the period. Not used in the computation since their effect would be antidilutive, were 399,613 shares of Convertible Preferred Stock, 9,635,176 Common Stock purchase warrants and 1,345,000 Common Stock options.

Subsequent events

Management has evaluated events subsequent to March 31, 2013 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

2. Trade Finance Notes Payable

Trade finance notes payable represent promissory notes, secured by inventory and equipment, issued in a series of maturities of one year with annual interest rates from 8.2% to 9.8%. Funds received are controlled by a third-party custodian to be disbursed for third party costs of inventory. Proceeds from sale of inventory by the Company upon collection are applied pro rata to the trade financing debt. At March 31, 2013, the Company owed $1,197,423 in trade financing debt. Individual notes mature on their anniversaries through 2014 and based on past renewal activity; we expect that the majority will be renewed upon maturity. None of this debt is in default.

3. Notes Payable - Others

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

4. Notes Payable - Related Parties

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

Director loan

In 2006, we arranged for three loans aggregating $290,000 from a Director of the Company. Two of the loans aggregating $190,000 are demand loans and bear interest of 8%. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. Additional consideration for the three loans was approved by the Company’s Board of Directors in August 2006, in the form of warrants to purchase 29,000 shares of common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In August 2006, we arranged for a fourth loan, a six month bridge loan, for $100,000 from the Director bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in May 2013 and is in the process of renewal. Such loans aggregating $290,000 are unsecured. In November 2010, for the same 12% interest rate, the Company borrowed an additional $100,000 from such director, due on demand. The loan is unsecured. The current indebtedness to the Director is $390,000.

5. Short Term Convertible Note Payable

On November 22, 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 18% per year. The note was extended for an additional six months and has been renewed at each maturity for an additional six months. The note is now due in May 2013 and is in the process of renewal. The renewal involved issuing a renewal bonus of $58,500, charged to interest expense and paid in shares of common stock at $2.25 per share, to reduce the interest rate to 9% per year. The first six month renewal bonus was paid in November 2011 with the issuance of 26,000 shares. Additional 26,000 share issuances were made at each subsequent renewal in May and November 2012. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as interest expense ratably as incurred. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the fixed rate of $2.25 per share. The Note is secured by all of the assets of the Company and is subordinate to the 2006 shareholder note of $250,000. Currently, the Company does not have the ability or resources to repay such loans if a demand is made for repayment in full.

6. Stockholders’ Deficit

Common Stock Issuances

We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations.

In the three months ended March 31, 2013, a total of 137,665 shares of common stock and 6,072 warrants to purchase common stock were issued in private placements for proceeds of $340,400, net of issuance costs of $2,100, at prices of $2.39 per share to $3.50 per unit. The warrants are exercisable at $7.00 for a period of 3 years.

Warrants

There are 9,635,178 warrants outstanding as of March 31, 2013 exercisable until December 31, 2013 at $3.00 to $7.00, in conjunction with sales of common and preferred stock and awards for services.

The above securities were issued under exemption from Regulation under either Regulation D or S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

Equity Subscription

In April 2012, the Company entered into a Subscription Agreement with an existing holder of shares of our Series C Preferred Stock for the purchase of additional shares of common stock. The agreement provided for the purchase of up to $2.9 million of Common Stock at a purchase price of $2.39 per share. The purchase was in installments with the proceeds of the final installment being received in January 2013 and the final 125,523 shares were issued. A total of 1,214,286 shares were issued pursuant to the agreement. No warrants were included in this sale.

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

In 2009, we completed the installation of our iPura® System at a food processor located in China, Tongwei (Hainan) Aquatic Products Co., and began producing our first order of inventory and selling it in the United States. We completed installation of a second, larger iPura® System with a processor in Vietnam in early 2010, but had to remove the installation after quality control and solvency issues arose with that processor. We are seeking an alternative processor in Vietnam for the installation. We have a third system installed at another processor in China, at Evergreen Aquatic, a vertically integrated tilapia producer, that was operational in the end of 2012. Our fourth system is at our Hanford, California warehouse facility and is able to be installed if capacity is required.

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura® System. At March 31, 2013, the Company has an accumulated deficit approximating $72,000,000, and for the three months ended March 31, 2013 negative cash flows from operations of approximately $445,000. Additionally, the Company has negative working capital at March 31, 2013. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system.

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

Promotion of the brand, of course, includes advertising. We advertise in trade publications such as:

Seafood Business, Seafood International, Intrafish, GAA Magazine, Progressive Grocer, Food Safety Magazine and Chef.

One of the most important direct marketing opportunities of the past year was our presence at the International Boston Seafood Show, held in March. We had the opportunity to meet with top executives from our target prospect list as well as to conduct interviews with media to promote the iPura® brand and private label business. We believe that this direct approach to large distributors and retailers, combined with media coverage and a limited amount of consumer marketing will result in the market acceptance of the iPura® brand.

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

Processor and Distribution Agreements

We have installed three iPura® Systems under installation and supplier agreements, two in China and one pending in Vietnam. One system in China has been operating since 2009, producing tilapia fillets, which is our only source of historic revenue. The other system has been installed with a different processor in China and began producing iPura® tilapia product in the end of 2012. A third system is on standby in Vietnam awaiting installation at the facilities of Cantho Import-Export Seafood Joint Stock Company (Caseamex). Vietnam was scheduled to begin production of pangasius/swai (a catfish) in the second quarter of 2011. However, the original processor failed to meet iPura® standards as microbial loads on product and processing equipment were very high. Thus, we removed the iPura® equipment including laboratory equipment to protect our brand integrity and moved it to a different processor, Caseamex. We are currently scheduling the installation of equipment in Caseamex around the potential orders for Swai.

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

Liquidity and Capital Resources

The report from our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 included in Form 10-K filed with the SEC on March 20, 2013, indicates that factors relating to our financial condition as of December 31, 2012 and our results of operations and cashflows for the year ended December 31, 2012 raise substantial doubt about our ability to continue as a going concern.

Historically, our primary source of cash has been the sale of equity instruments to investors. Although we expect to generate increasing revenue from increased sales of seafood processed with our iPura® Systems within the next 12 months, any funds generated from installing and operating our iPura® Systems during the next 12 months are not expected to cover our operating expenses.

Based on our cash balance as of March 31, 2013, we are in need of immediate additional financing to fund our current operating and working capital requirements. Furthermore, we believe that we will need approximately $5 million to manufacture iPura® Systems and cover operating expenses during the next twelve months, in addition to a financing vehicle or a line of credit to finance the inventory of iPura® product. As an alternative to a traditional commercial bank line of credit, we have implemented a program, described below, to finance inventory. The amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We cannot provide assurance that funds from our future operations or funds provided by our current financing activities will meet our capital requirements, and in that event, we will continue to seek additional sources of financing to maintain liquidity. Any additional capital we raise will likely involve issuing additional shares of common stock or other equity securities, or obtaining debt financing, which could be convertible into equity securities. However, at this point, we have not specifically identified the type or sources of this funding.

As of March 31, 2013, we had trade indebtedness in the ordinary course of business as well as other debt in the form of continuing short term loans of $640,000 from a Director and a shareholder due on demand, and one-year notes from a third party in the amount of $246,000, due in 2013.

In 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 9% per year. The note has been extended for an additional six months at each maturity date and now matures in May 2013 and is in the process of renewal. Interest is payable at each maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as current interest expense. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the fixed rate of $2.25 per share. Pursuant to a security agreement, the note is secured by all of the assets of the Company and is subordinate to a 2006 related party note of $250,000. Currently, we do not have the ability or resources to repay such loans if a demand is made for repayment in full. In such event, this secured lender could foreclose on all of our assets as part of its security interest.

We have implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring. This financing program consists of issuing promissory notes, secured by inventory and equipment, in a series of maturities from one to three years with annual interest rates from 8.2% to 9.2%. The funds are received and controlled by a third party custodian to be disbursed for third party costs of inventory. As is typical of trade financing, the Company’s collected sales proceeds will be applied pro rata to trade financing debt. At March 31, 2013, the Company had $1,197,423 in trade financing debt on one year notes. They mature on their anniversaries throughout 2014 and, based on past renewal activity,, we expect that the majority will be renewed upon maturity.

We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. Since we have not located any commercial bank inventory financing, we are developing options for inventory debt financing with other private parties, as described in more detail above. Successful inventory financing is critical to fund the distribution of our products and generate revenue. We cannot provide assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of this financing will be favorable to us or our stockholders. We are exploring commercial and joint venture financing opportunities and relationships with potential processor/customers with sale and lease-back arrangements.

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

Results of Operations

Sales:

In the quarter ended March 31, 2013, sales were $249,241, of which $194,586 (78%) were to Safeway, Inc. In the comparable quarter in 2011, sales were $29,736. This constitutes an increase of 738%, which is solely attributable to the resumption of sales to Safeway, Inc.

In 2011, we negotiated with Safeway, Inc. to expand our product offering to a co-branded two pound bag. Raw product pricing mandated that we should have a dual source for the tilapia product for Safeway, which required the installation of an iPura processing system in the Evergreen Aquatic processor and was accomplished by the end of 2012. We anticipate that the sales to Safeway in 2013 will be filled from the Evergreen Aquatic processor, while the production of iPura branded product will continue to be produced by the Tongwei processor.

We anticipate an increase in volume from both Safeway and other existing customers and additional sales to new chains and distributors as they respond to our marketing programs. We anticipate that our gross margins, approximately 5% for the quarter ended March 31, 2013, will increase in 2013 to approximately 25% based on our transparent pricing model of “cost plus,” which is computed on a 25 cent per pound gross profit margin. This model is planned to differentiate iPura product from the existing commodity-based product pricing model we currently experience in the marketplace.

Expenses:

Our operating expenses for the quarter ended March 31, 2013 were $652,600, compared to $660,673 for the comparable quarter in 2012, a nominal $8,000 decrease. The decrease can be attributable, generally, to the reduction in activity by all departments while negotiating with Safeway to resume production. Specifically, marketing expenses decreased 25% ($35,728) from $142,476 in the 2012 quarter to $106,748 in the quarter ended March 31, 2013 due to the curtailment of advertising and a substantial cutback in travel and business development. Research and Development spending decreased only 8% from $158,602 in the 2012 quarter to $145,417 in the quarter ended March 31, 2013, since development continued at the same level on the Evergreen Aquatic processor installation and work continued on the shrimp processing equipment. General and Administrative expenses increased a nominal 8% ($21,239) from $270,334 in the 2012 quarter to $291,573 in the quarter ended March 31, 2013 due to the addition of a marketing office in Los Gatos, California while all other expenses remained relatively constant.

Interest expense remained nominally constant between the three month periods, approximately $74,000 to $72,000, since the components of debt, both principal and interest rates, remained relatively stable.

Depreciation expense doubled over the comparable three month periods, with the addition of the second iPura system having been installed and placed in service at the Evergreen Aquatic processor.

The cash used in operations decreased by approximately 16% from $528,148 to $445,248 between the comparable three month periods, resulting from the reduced level of activity represented by the lower net loss and the timing of cash payments to vendors and from customers.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Customer and Supplier Concentration

Our revenue for the three months ended March 31, 2013 was primarily derived from Safeway, Inc. We expect this customer concentration with Safeway, Inc. to continue in the short-term as we seek to expand our sales with this major customer, but anticipate that customer concentration will eventually begin to decline if we are able to expand our customer base and effectively market and brand iPura.

Our inventory for the quarter ended March 31, 2013 was derived from two suppliers at their processing plants in China. We anticipate continued dependence upon a very small number of suppliers. The future loss of any major customer or supplier could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings and, to our knowledge; no such proceedings are threatened or contemplated against us.

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

During the three months ended March 31, 2013, a total of 137,665 shares of common stock and 6,072 warrants to purchase common stock were issued in private placements for net proceeds of $340,400. The warrants are exercisable at $7.00 for a period of 3 years.

Purchases of Equity Securities

We did not repurchase any of our securities during this reporting period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three month period ended March 31, 2013, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets. However, as noted above under “Liquidity and Capital Resources” in Part I, Item 2, we have certain notes that are due upon demand, and we do not currently have the resources to repay such notes if demands for immediate payment in full were made.

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

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: May 14, 2013	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: May 14, 2013	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)

