Form 10-Q
period 2013-06-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2013-08-14
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2013

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

Large accelerated filer ☐ accelerated filer ☐ non accelerated filer ☐ smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of July 15, 2013
Common stock, par value $0.0001	33,014,802

GLOBAL FOOD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
ITEM 4. CONTROLS AND PROCEDURES	17

PART II - OTHER INFORMATION	16

ITEM 1. LEGAL PROCEEDINGS	18
ITEM 1A. RISK FACTORS	18
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4. MINE SAFETY DISCLOSURES	21
ITEM 5. OTHER INFORMATION	21
ITEM 6. EXHIBITS	22

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current Assets
Cash	$67,135	$411,265
Accounts receivable	136,600	38,960
Inventory	-	364,320
Prepaid expenses	32,433	30,645
Total Current Assets	236,168	845,190

Property and Equipment, net	560,035	629,203

Other Assets	27,330	26,100

TOTAL ASSETS	$823,533	$1,500,493

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$324,632	$164,960
Accrued liabilities	807,590	764,023
Notes payable – related parties	640,000	640,000
Note payable – other	246,000	246,000
Trade finance notes payable	1,197,423	1,187,423
Short term convertible note payable	1,300,000	1,300,000
Total Current Liabilities	4,515,645	4,302,406

Stockholders’ Deficit:
Convertible Series C Preferred stock, $0.0001 par value, 1,500,000 shares authorized, 399,613 shares issued and outstanding, liquidation preference of $4.50 per share	40	40
Common stock, $0.0001 par value, 100,000,000 shares authorized, 33,014,802 and 32,810,851 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	3,302	3,281
Additional paid-in capital	68,825,149	68,321,270
Accumulated deficit	(72,520,603)	(71,126,504)
Total Stockholders’ Deficit	(3,692,112)	(2,801,913)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$823,533	$1,500,493

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$580,790	$36,540	$830,031	$66,276
Cost of goods sold	533,069	32,572	770,305	59,192
Gross profit	47,721	3,968	59,726	7,084

Operating Expenses
Marketing	305,321	194,744	412,069	337,220
General and administrative	225,016	263,753	516,589	534,087
Research and development	102,832	191,571	248,249	350,173
Depreciation	34,584	17,291	69,168	34,583
Interest	133,472	133,268	207,750	205,237
Total Operating Expenses	801,225	800,627	1,453,825	1,461,300

NET LOSS	$(753,504)	$(796,659)	$(1,394,099)	$(1,454,216)

Undeclared dividends on Preferred Stock	35,965	35,965	71,930	71,930

Net loss available to Common Stockholders	(789,469)	(832,624)	(1,466,029)	(1,526,146)

Loss per common share, basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.05)

Weighted average common shares outstanding, basic and diluted	32,981,659	31,755,708	32,930,671	31,644,019

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2013

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2012	399,613	$40	32,810,851	$3,281	$68,321,270	$(71,126,504)	$(2,801,913)
Issuance of common stock and warrants for cash, net of issuance costs	-	-	151,951	15	386,885	-	386,900
Common stock issued for accrued liabilities			52,000	6	116,994		117,000
Net loss	-	-	-	-	-	(1,394,099)	(1,394,099)
Balance, June 30, 2013	399,613	$40	33,014,802	$3,302	$68,825,149	$(72,520,603)	$(3,692,112)

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,394,099)	$(1,454,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	69,168	34,583
Common stock issued for services	-	87,496
Changes in operating assets and liabilities:

Accounts receivable	(97,640)	(7,812)
Inventory	364,320	66,525
Prepaid expenses	(1,788)	(15,534)
Other assets	(1,230)	(2,911)
Accounts payable	159,672	(81,351)
Accrued liabilities	160,567	74,226
Cash used in operating activities	(741,030)	(1,298,994)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of trade finance notes payable	50,000	205,000
Repayment of trade finance notes payable	(40,000)	(5,000)
Sale of common stock – net of issuance costs	386,900	957,651
Net cash provided by financing activities	396,900	1,157,651

CHANGE IN CASH	(344,130)	(141,343)

CASH – BEGINNING OF PERIOD	411,265	194,662

CASH – END OF PERIOD	$67,135	$53,319

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$77,152	$40,719
Non-cash financing transactions:
Issuance of common stock for accrued liabilities	$117,000	$58,500

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Going concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2013, the Company has an accumulated deficit approximating $72,000,000, and for the six months ended June 30, 2013, negative cash flows from operations of approximately $741,000. Additionally, the Company has negative working capital at June 30, 2013 of approximately $4,279,000. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at June 30, 2013, management estimates that it will need to raise additional capital to cover operating and capital requirements for the remainder of fiscal year 2013 and obtain a significant line of credit to finance the inventory of iPura product. Management plans on raising the additional needed capital through issuing additional shares of common stock or other equity securities, or obtaining debt financing. In addition, management has from time to time explored commercial and joint venture financing opportunities. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

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

Loss per common share

Loss per common share was computed using the weighted average number of shares of common stock outstanding during the period. Not used in the computation, as of June 30, 2013, since their effect would be antidilutive, were 399,613 shares of Convertible Preferred Stock, 9,645,893 Common Stock purchase warrants and 1,345,000 Common Stock options.

Subsequent events

Management has evaluated events subsequent to June 30, 2013 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

2. Trade Finance Notes Payable

Trade finance notes payable represent promissory notes, secured by inventory and equipment, issued in a series of maturities of one year with annual interest rates from 8.2% to 9.8%. Funds received are controlled by a third-party custodian to be disbursed for third party costs of inventory. Proceeds from sale of inventory by the Company upon collection are applied pro rata to the trade financing debt. At June 30, 2013, the Company owed $1,197,423 in trade financing debt. Several of these notes mature on their anniversaries through 2014, and based on past renewal activity, we expect that the majority will be renewed upon maturity. However, two of such notes matured on June 2nd and 5th and had not been repaid during the period and are in default. The note holders have opted not to renew and have agreed to be paid off as funds are available.See Note 7: Subsequent Events: for additional information.

3. Notes Payable - Others

In 2010, the Company borrowed $126,000 from a third party. The note had a one year term and was renewed at its maturity. The note is being renewed for maturity in July 2014, bears annual interest of 9%, is unsecured, and is convertible into common stock at any time at the option of the note-holder at a fixed price of $4.50 per share. An additional $120,000 was borrowed from the same third party in 2010 in two one-year notes bearing interest of 5% and 9%, respectively. These notes were renewed at maturity and will be due in June 2014. The original note included 14,000 warrants, have an exercise price of $7.00 per share and a term of 3 years.

4. Notes Payable - Related Parties

Shareholder loan

In 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at 8% and is secured by all Company assets, including any intellectual property assets. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In July 2006, $100,000 of principal was repaid. The remaining balance of $250,000 is due on demand. The loan is guaranteed by the President of the Company.

Director loan

In 2006, we arranged for three loans aggregating $290,000 from a Director of the Company. Two of the loans aggregating $190,000 are demand loans and bear interest of 8%. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. Additional consideration for the three loans was approved by the Company’s Board of Directors in August 2006, in the form of warrants to purchase 29,000 shares of common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In August 2006, we arranged for a fourth loan, a six month bridge loan, for $100,000 from the Director bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in November 2013. In November 2010, for the same 12% interest rate, the Company borrowed an additional $100,000 from such director, due on demand. The current indebtedness to the Director is $390,000, all of which is unsecured.

5. Short Term Convertible Note Payable

On November 22, 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 18% per year. The note was extended for an additional six months and has been renewed at each maturity for an additional six months. The note is now due in November 2013. The renewal involved issuing a renewal bonus of $58,500, charged to interest expense and paid in shares of common stock at $2.25 per share, to reduce the interest rate to 9% per year. The first six month renewal bonus was paid in November 2011 with the issuance of 26,000 shares. Additional 26,000 share issuances were made at each subsequent renewal in May and November. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as interest expense ratably as incurred. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the fixed rate of $2.25 per share. The Note is secured by all of the assets of the Company and is subordinate to the 2006 shareholder note of $250,000. Currently, the Company does not have the ability or resources to repay such loans if a demand is made for repayment in full.

6. Stockholders’ Deficit

Common Stock Issuances

We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations.

In the six months ended June 30, 2013, a total of 151,951 shares of common stock and 16,787 warrants to purchase common stock were issued in private placements for proceeds of $386,900, net of issuance costs of $5,600, at prices of $2.39 per share to $3.50 per unit. The warrants are exercisable at $7.00 for a period of 3 years.

During the six months ended June 30, 2013, a total of 52,000 shares of common stock valued at $117,000, were issued for accrued interest.

Warrants

There are 9,645,893 warrants outstanding as of June 30, 2013 exercisable at prices ranging from $3.00 to $7.00, in conjunction with sales of common and preferred stock and awards for services.

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

7. Subsequent Events

A debt financing facility for a total commitment of $1.6 million was finalized on August 1, 2013 with an existing shareholder. Upon signing, the Company received initial loan proceeds of $700,000. The commitments include loans for an additional $900,000 in six tranches of $150,000 each due on the first of each subsequent month, beginning on September 1, 2013. The debt carries simple interest at 3% payable at maturity. The facility has a term of one year and is renewable for one additional year at the option of the Company (Maker). Both principal and interest, all or in part, are convertible into shares of the Company’s Common Stock, at any time at the election of the lender, at the rate of $2.39 per share.

$513,000 of the initial loan proceeds were used to pay off the two trade finance notes referenced in Note 2 above that were not renewed.

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

In 2009, we completed the installation of our iPura® System at a food processor located in China, Tongwei (Hainan) Aquatic Products Co., and began producing our first order of inventory and selling it in the United States. We completed installation of a second, larger iPura® System with a processor in Vietnam in early 2010, but had to remove the installation after quality control and solvency issues arose with that processor. We are seeking an alternative processor in Vietnam for the installation. We have a third system installed at another processor in China, which was installed at Evergreen Aquatic Inc, a vertically integrated tilapia producer located in Zhanjiang City, Guangdong Province, China. This system became operational at the end of 2012. Our fourth system is at our Hanford, California warehouse facility and is able to be installed if capacity is required.

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura® System. At June 30, 2013, the Company has an accumulated deficit approximating $72,000,000, and for the six months ended June 30, 2013 negative cash flows from operations of approximately $741,000. Additionally, the Company has negative working capital at June 30, 2013 of approximately $4,279,000. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system adapted for tilapia. A subsequent prototype has been developed for processing shrimp. This prototype requires additional testing and possible refinement before it can be used for commercial shrimp production. Once the prototype has successfully completed such testing, we plan to begin negotiations with overseas processors to install the system as well as retail stores to sell the iPura shrimp product in the United States. We are targeting the second half of 2014, although this time frame is subject to change.

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

We are proceeding to validate iPura® with sales in the U.S. markets through the “importer model” and “private label brand manufacturer model” (co-branding). This has allowed the iPura® brand to gain a limited amount of market recognition which management believes will lead to important private label brand manufacturing sales. Simultaneously, we are promoting non branded seafood sales from our main supplier, Tongwei Aquatic Products, and intent to pursue growth by licensing strategic partners to distribute iPura® labeled products internationally, thereby creating additional streams of recurring revenue. Market entry is anticipated to begin with the most popular aquaculture products: tilapia, striped pangasius (swai), catfish, salmon, and shrimp. Farmed tilapia is available now, guaranteed to have been processed with the iPura® Food Safety Program.

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

One of the most important direct marketing opportunities of each year is presence at the International Boston Seafood Show, held in March. We have the opportunity to meet with top executives from our target prospect list as well as to conduct interviews with media to promote the iPura® brand and private label business. We believe that this direct approach to large distributors and retailers, combined with media coverage and a limited amount of consumer marketing will result in the market acceptance of the iPura® brand.

Consumer marketing currently is limited. Currently, most of our retail sales, such as at grocery stores, are made to customers without any prominent iPura® branding. We hope to improve point-of-sale branding and have developed descriptive brochures and educational materials for display at supermarkets where seafood with the iPura® seal may be sold. The Social Media core tools: Facebook, Twitter, YouTube and Blogger are used to publicize iPura within industry thought leaders and directly to consumers.

Processor and Distribution Agreements

We have installed three iPura® Systems under installation and supplier agreements, two in China and one pending in Vietnam. One system in China has been operating since 2009, producing tilapia fillets, which is our only source of historic revenue. The other system has been installed with a different processor in China and began producing iPura® tilapia product in the end of 2012. A third system in Vietnam has been relocated and installed at the facilities of Cantho Import-Export Seafood Joint Stock Company (Caseamex). The system in Vietnam has not been put into service to date but is capable of production of pangasius/swai (a catfish) when marketing plans are finalized and financing is put in place. A fourth system is in storage in our R&D facility to increase capacity as necessary.

Under these agreements, GFT is generally responsible for the cost of manufacturing, fabricating and installing the iPura® System at the processors’ facilities, with the processors providing power and utility connections and certain other operating expenses.   Our iPura® System is typically installed onto one or two processing lines at the processors’ facilities.  Our iPura® Systems are operated and supervised by GFT personnel, at GFT’s expense.  Seafood processed through our iPura® System is then be packaged and labeled with our iPura® seal. Our wholly owned subsidiary, iPura Food Distributors, has the exclusive rights to buy and distribute the seafood processed with our iPura® System and the processors therefore cannot sell such seafood to any other customers or distributors, or otherwise use our iPura® System for any other seafood processing.  IFD has obtained most favored nations pricing with respect to seafood purchased under all of the agreements. None of the agreements have any minimum purchase requirements for IFD.

We have received limited purchase orders to date for our products and continue negotiations with certain select U.S. grocery store retailers, including negotiations with regional and national retailers. The sales cycle for such stores has taken substantially longer than originally anticipated, sometimes involving several years of efforts. With this “importer” sales model, we will need to obtain adequate financing in order to purchase the seafood from the processor and carry the seafood inventory costs until resold to a sub-distributor or retailer. The marketing focus is now on the private label business with these same retailers and is expected to require much less inventory carrying cost.

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

Historically, our primary source of cash has been the sale of equity instruments to investors, as well as loans and debt instruments. Although we expect to generate increasing revenue from increased sales of seafood processed with our iPura® Systems within the next 12 months, any funds generated from installing and operating our iPura® Systems during the next 12 months are not expected to cover our operating expenses.

Based on our cash balance as of June 30, 2013, we are in need of immediate additional financing to fund our current operating and working capital requirements. Furthermore, we believe that we will need approximately $5 million to manufacture iPura® Systems and cover operating expenses during the next twelve months, in addition to a financing vehicle or a line of credit to finance the inventory of iPura® product. As an alternative to a traditional commercial bank line of credit, we have implemented a program, described below, to finance inventory. However, this program has only been successful in raising relatively limited amounts for inventory financing to date. The amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We cannot provide assurance that funds from our future operations or funds provided by our current financing activities will meet our capital requirements, and in that event, we will continue to seek additional sources of financing to maintain liquidity. Any additional capital we raise will likely involve issuing additional shares of common stock or other equity securities, or obtaining debt financing, which could be convertible into equity securities. However, at this point, we have not specifically identified the type or sources of this required funding.

As of June 30, 2013, we had trade indebtedness in the ordinary course of business as well as other debt in the form of continuing short term loans of $640,000 from a Director and a shareholder due on demand and one-year notes from a third party in the amount of $246,000, which mature in 2013, and are in the process of renewal.

In 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 9% per year. The note has been extended for an additional six months at each maturity date and now matures in November 2013. Interest is payable at each maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as current interest expense. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the fixed rate of $2.25 per share. Pursuant to a security agreement, the note is secured by all of the assets of the Company and is subordinate to a 2006 related party note of $250,000. Currently, we do not have the ability or resources to repay such loans if a demand is made for repayment in full. In such event, this secured lender could foreclose on all of our assets as part of its security interest.

We have implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring. This financing program consists of issuing promissory notes, secured by inventory and equipment, in a series of maturities from one to three years with annual interest rates from 8.2% to 9.2%. The funds are received and controlled by a third party custodian to be disbursed for third party costs of inventory. As is typical of trade financing, the Company’s collected sales proceeds will be applied pro rata to trade financing debt. At June 30, 2013, the Company had $1,197,423 in trade financing debt on one year notes. They mature on their anniversaries throughout 2014 and, based on past renewal activity, we expect that the majority will be renewed upon maturity. However, two note holders have opted not to renew and have agreed to be paid off as funds are available, These notes in the amount of $513,000 were repaid on August 1, 2013.

We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. Since we have not located any commercial bank inventory financing, we are developing options for inventory debt financing with other private parties, as described in more detail above. Successful inventory financing is critical to fund the distribution of our products and generate revenue. We cannot provide assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of this financing will be favorable to us or our stockholders. We have from time to time also explored commercial and joint venture financing opportunities and relationships with potential processor/customers, and expect to continue to seek out such potential arrangements.

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

Results of Operations

Sales:

In the quarter ended June 30, 2013, sales were $580,790, of which 76% were to Safeway, Inc. In the comparable quarter in 2012, sales were $36,540. This constitutes an increase of 1489%, which is solely attributable to the resumption of sales to Safeway, Inc. Sales in the six month period, $830,031, reflected the same Safeway, Inc. activity increase for growth of 1152%.

In 2012, we negotiated with Safeway, Inc. to expand our product offering to a co-branded two pound bag. Raw product pricing mandated that we should have a dual source for the tilapia product for Safeway, which required the installation of an iPura processing system in the Evergreen Aquatic processor. This installation was accomplished by the end of 2012. We anticipate that the sales to Safeway during the remainder of 2013 will be filled from the Evergreen Aquatic processor, while the production of iPura branded product will continue to be produced by the Tongwei processor.

We anticipated an increase in volume from both Safeway and other existing customers and additional sales to new chains and distributors as they respond to our marketing programs. We also anticipated that our gross margins, approximately 11% for the quarter ended June 30, 2012 would increase in 2013 based on our transparent pricing model of “cost plus,” which is computed on a 25 cent per pound gross profit margin. Safeway recinded acceptance of this model and the Company had to accept the actual costs which reflected extended expensive cold storage warehousing, non-optimum delivery quantities and special labeling. After segregating special labeling as a branding cost, the gross margin for both the three and six month periods ended June 30, 2013 was reduced to approximately 8% and 7% respectively..

Expenses:

Our net loss for the quarter ended June 30, 2013 was $753,504, compared to $796,659 for the comparable period in 2012, a decrease of 5%. The net loss for the six month periods ended June 30, 2013 and 2012 also decreased $60,117 or 4% from $1,454,216 in 2012 to $1,394,099 in 2013. Total expenses remained relatively constant between the 2013 and 2012 periods. This effect was the offsetting of a significant increase in marketing expenses offset by reductions in General and Administrative and Research and Development expenses. The increase in Marketing expenses of $110,577 (57%) in the three month period is attributable to the cost of relabeling the Safeway product to reflect a marketing branding preference. The rebranding also is reflected in the $74,849 (22%) increase in the six month period. The decreases in other operating expenses reflects compensation adjustments and the reduced level of activity, especially foreign travel related to equipment installation and setup. General and Administrative costs for the three month period reduced $38,737 (15%) as well as $17,498 (3%) primarily due to compensation reductions in the second quarter of 2013. Research and Development expenses decreased $88,739 (46%) in the three month periods as well as $101,924 (29%) in the six month periods due to the completion of the shrimp system development and the final installation of the supplemental equipment in China and Vietnam in late 2012 which did not recur in 2013.

Interest expense remained relatively constant between the 2013 and 2012 periods reflecting the stability of the Company’s debt. There was only nominal repayment and origination activity in trade finance debt, effectively netting out.

Depreciation expense doubled over the comparable three and six month periods, with the addition of the second iPura system having been installed and placed in service at the Evergreen Aquatic processor.

The cash used in operations decreased by approximately 43% from $1,298,994 to $741,030 between the comparable six month periods, resulting from the reduced level of activity represented by the lower net loss and the timing of cash payments to vendors and from customers.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Customer and Supplier Concentration

Our revenue for the three months ended June 30, 2013 was primarily derived from Safeway, Inc. We expect this customer concentration with Safeway, Inc. to continue in the short-term. As we seek to expand our sales to other customers, we anticipate that customer concentration will eventually decline if we are able to expand our customer base and effectively market and brand iPura.

Our inventory during the quarter ended June 30, 2013 was derived from two suppliers at their processing plants in China. We anticipate continued dependence upon a very small number of suppliers. The future loss of any major customer or supplier could have a material adverse effect on our business, financial condition and results of operations.

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

During the three months ended June 30, 2013, a total of 14,286 shares of common stock and 10,715 warrants to purchase common stock were issued in private placements for net proceeds of $46,500. The warrants are exercisable at $7.00 for a period of 3 years.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On June 2d and 5th, 2013, two of our trade finance notes, described in Note 2 (Trade Finance Notes Payable) of Item 1, Part 1 above, in the total amount of $_513,000 became due and payable and were not renewed, causing the Company to be in default with respect to the repayment of such notes. On August 3, 2013, we cured the default by repaying these two notes in full. For the quarter ended June 30, 2013, there were no other material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets. However, as noted above under “Liquidity and Capital Resources” in Part I, Item 2, we have certain notes that are due upon demand, and we do not currently have the resources to repay such notes if demands for immediate payment in full were made.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

A debt financing facility for a total commitment of $1.6 million was finalized on August 1, 2013 with an existing shareholder. Upon signing, the Company received initial loan proceeds of $700,000. The commitments include loans for an additional $900,000 in six tranches of $150,000 each due on the first of each subsequent month, beginning on September 1, 2013. The debt carries simple interest at 3% payable at maturity. The facility has a term of one year and is renewable for one additional year at the option of the Company (Maker). Both principal and interest, all or in part, are convertible into shares of the Company’s Common Stock, at any time at the election of the lender, at the rate of $2.39 per share.

(b)	Item 407(c)(3) of Regulation S-K

During our fiscal quarter covered by this Quarterly Report on Form 10-Q, there has not been any material change to the procedures by which our security holders may recommend nominees to our Board of Directors.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1 (1)	Restated Certificate of Incorporation dated October 18, 2005.

3.2 (1)	Second Amended and Restated Bylaws as of August 31, 2005.

3.3 (2)	Certificate of Designation of Rights, Preferences and Privileges – Series B Preferred Stock

3.4 (3)	Certificate of Designation of Rights, Preferences and Privileges – Series C Preferred Stock

4.1 *	Debt Facility for $1,600,000 dated August 1, 2013

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ‡‡	XBRL Instance Document

101.SCH ‡‡	XBRL Taxonomy Schema

101.CAL ‡‡	XBRL Taxonomy Calculation Linkbase

101.DEF ‡‡	XBRL Taxonomy Definition Linkbase

101.LAB‡‡	XBRL Taxonomy Label Linkbase

101.PRE ‡‡	XBRL Taxonomy Presentation Linkbase

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

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: August 14, 2013	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: August 14, 2013	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)

