Form 10-Q
period 2013-09-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2013-11-14
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2013

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
Large accelerated filer ☐   accelerated filer ☐  non accelerated filer ☐ smaller reporting company   ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes☐  No☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of October 15, 2013
Common stock, par value $0.0001	33,031,945

GLOBAL FOOD TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	December 31,
	(Unaudited)	2012
ASSETS
Current Assets
Cash	$108,772	$411,265
Accounts receivable	9,180	38,960
Inventory	-	364,320
Prepaid expenses	43,466	30,645
Total Current Assets	161,418	845,190

Property and Equipment, net	292,798	629,203

Other Assets	29,182	26,100

TOTAL ASSETS	$483,398	$1,500,493

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$219,650	$164,960
Accrued liabilities	877,355	764,023
Notes payable – related parties	640,000	640,000
Note payable – other	1,096,000	246,000
Trade finance notes payable	684,423	1,187,423
Short term convertible note payable	1,300,000	1,300,000
Total Current Liabilities	4,817,428	4,302,406

Stockholders’ Deficit:
Convertible Series C Preferred stock, $0.0001 par value, 1,500,000 shares authorized, 399,613 shares issued and outstanding, liquidation preference of $4.50 per share	40	40
Common stock, $0.0001 par value, 100,000,000 shares authorized, 33,031,945 and 32,810,851 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	3,304	3,281
Additional paid-in capital	68,880,947	68,321,270
Accumulated deficit	(73,218,321)	(71,126,504)
Total Stockholders’ Deficit	(4,334,030)	(2,801,913)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$483,398	$1,500,493

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$-	$106,260	$830,031	$172,536
Cost of goods sold	-	94,124	770,305	153,316
Gross profit	-	12,136	59,726	19,220

Operating Expenses
Marketing	102,891	157,557	701,753	494,777
General and administrative	185,164	291,888	514,960	825,975
Research and development	71,155	159,430	319,404	509,603
Depreciation	35,584	17,293	104,752	51,876
Interest	71,271	74,880	279,021	280,117
Impairment of iPura system	231,653	-	231,653	-
Total Operating Expenses	697,718	701,048	2,151,543	2,162,348

NET LOSS	$(697,718)	$(688,912)	$(2,091,817)	$(2,143,128)

Undeclared dividends on Preferred Stock	35,965	35,965	107,895	107,895

Net loss attributable to Common Stockholders	(733,683)	(724,877)	(2,199,712)	(2,251,023)

Loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.07)

Weighted average common shares outstanding, basic and diluted	33,023,374	32,145,159	32,961,572	31,811,065

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Nine  Months Ended September 30, 2013
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2012	399,613	$40	32,810,851	$3,281	$68,321,270	$(71,126,504)	$(2,801,913)
Issuance of common stock and warrants for cash, net of issuance costs	-	-	169,094	17	442,683	-	442,700
Common stock issued for accrued liabilities	-	-	52,000	6	116,994	-	117,000
Net loss	-	-	-	-	-	(2,091,817)	(2,091,817)
Balance, September 30, 2013	399,613	$40	33,031,945	$3,304	$68,880,947	$(73,218,321)	$(4,334,030)

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,091,817)	$(2,143,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	104,752	51,876
Impairment of iPura system	231,653	-
Common stock issued for services	-	124,789
Changes in operating assets and liabilities:
Accounts receivable	29,780	6,552
Inventory	364,320	(145,210)
Prepaid expenses	(12,821)	(7,519)
Other assets	(3,082)	(2,911)
Accounts payable	54,960	(80,024)
Accrued liabilities	230,332	172,703
Net cash used in operating activities	(1,092,193)	(2,022,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of trade finance notes payable	50,000	205,000
Repayment of trade finance notes payable	(553,000)	(5,000)
Proceeds from issuance of notes payable - other	850,000	-
Sale of common stock – net of issuance costs	442,700	1,857,651
Net cash provided by financing activities	789,700	2,057,651

NET (DECREASE) INCREASE IN CASH	(302,493)	34,779

CASH – BEGINNING OF PERIOD	411,265	194,662

CASH – END OF PERIOD	$108,772	$229,441

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$106,498	$111,470
Non-cash financing transactions:
Issuance of common stock for accrued liabilities	$117,000	$58,500

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

1. Description and nature of the business, organization and basis of presentation.

Global Food Technologies, Inc. (the “Company”, “we”, “our” or “us”) is a life sciences company focused on food safety processes for the food processing industry by using its proprietary scientific processes to substantially increase the shelf life of commercially packaged seafood and to make those products safer for human consumption. The Company has developed a process using its technology called the “iPura™ Food Processing System”. The System is installed in processor factories in foreign countries with the product available for sale in the United States. The Company’s ability to generate significant revenue will depend, among other things, on its ability to demonstrate the merits of the iPura™   system, as well as brand development and establishing alliances with suppliers and vendors.

The Company is a registrant under rules and regulations of the United States Securities and Exchange Commission (“SEC”) but has not yet obtained a listing on any stock exchange.

Going concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2013, the Company has an accumulated deficit approximating $73,200,000, and for the nine months ended September 30, 2013, negative cash flows from operations of approximately $1,092,000. Additionally, the Company has negative working capital at September 30, 2013 of approximately $4,656,000. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at September 30, 2013, management estimates that it will need to raise additional capital to cover operating and capital requirements for the remainder of fiscal year 2013 and 2014 and obtain a significant line of credit to finance the inventory of iPura product. Management plans on raising the additional needed capital through issuing additional shares of common stock or other equity securities, or obtaining debt financing. In addition, management has from time to time explored commercial and joint venture financing opportunities. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

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

During the three months ended September 30, 2013, we recorded an impairment charge relating to one of our iPura™   systems because the system was installed in Vietnam but was never placed into production for swai (catfish) as intended. The Company does not have any current plans to process swai or to place the system in service before its theoretical useful life is exceeded. Accordingly, its carrying value of $231,653 was charged to impairment expense during the current quarter.

Loss per common share

Basic and fully diluted cost per common share for the nine months ended September 30, 2013 were the same as potential common shares, consisting of 399,613 common shares underlying outstanding convertible Series C preferred stock, 9,645,464 common shares underlying outstanding warrants and 1,345,000 common shares underlying outstanding stock options.

Subsequent events

Management has evaluated events subsequent to September 30, 2013 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

2. Trade Finance Notes Payable

Trade finance notes payable represent promissory notes, secured by inventory and equipment, issued in a series of maturities of one year with annual interest rates from 8.2% to 9.8%. Funds received are controlled by a third-party custodian to be disbursed for third party costs of inventory. Proceeds from sale of inventory by the Company upon collection are applied pro rata to the trade financing debt. At September 30, 2013, the Company owed $684,423 in trade financing debt. Several of these notes mature on their anniversaries through 2014, and based on past renewal activity, we expect that the majority will be renewed upon maturity.

3.  Notes Payable – Others

In August 2013 a debt financing facility for a total commitment of $1.6 million was finalized with an existing shareholder. Upon signing, the Company received initial loan proceeds of $700,000.  The commitments include loans for an additional $900,000 in six tranches of $150,000 each due on the first of each subsequent month, beginning on September 1, 2013. The debt carries simple interest at 3% payable at maturity.  The facility has a term of one year and is renewable for one additional year at the option of the Company.  Both principal and interest, all or in part, are convertible into shares of the Company’s Common Stock, at any time at the election of the lender, at the rate of $2.39 per share. The balance owing at September 30, 2013 is $850,000.

Additional notes aggregating $246,000 are owed to a single third party. In 2010, the Company borrowed $126,000 with a one year term and has been renewed at each maturity. The note bears annual interest of 9%, is unsecured, and is convertible into common stock at any time at the option of the note-holder at a fixed price of $4.50 per share. An additional $120,000 was borrowed from the same third party in 2010 in two one-year notes bearing interest of 5% and 9%, respectively. These notes have been renewed at each maturity and will be due in June 2014. The original note included 14,000 warrants, have an exercise price of $7.00 per share and a term of 3 years.

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

5. Short Term Convertible Note Payable

In November 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 18% per year. The note was extended for an additional six months and has been renewed at each maturity for an additional six months. The note is now due in November 2013. The renewal involved issuing a renewal bonus of $58,500, charged to interest expense and paid in shares of common stock at $2.25 per share, to reduce the interest rate to 9% per year. The first six month renewal bonus was paid in November 2011 with the issuance of 26,000 shares.  Additional 26,000 share issuances were made at each subsequent renewal in May and November. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as interest expense ratably as incurred. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the fixed rate of $2.25 per share.  The Note is secured by all of the assets of the Company and is subordinate to the 2006 shareholder note of $250,000.  Currently, the Company does not have the ability or resources to repay such loans if a demand is made for repayment in full.

6. Stockholders’ Deficit

Common Stock Issuances

We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations.

In the nine months ended September 30, 2013, a total of 169,094 shares of common stock and 25,358 warrants to purchase common stock were issued in private placements for proceeds of $442,700, net of issuance costs of $9,800, at $3.50 per unit. The warrants are exercisable at $7.00 for a period of 3 years.

During the nine months ended September 30, 2013, a total of 52,000 shares of common stock valued at $117,000, were issued for accrued interest.

Warrants

There are 9,645,893 warrants outstanding as of September 30, 2013 exercisable at prices ranging from $3.00 to $7.00, in conjunction with sales of common and preferred stock and awards for services.

The above securities were issued under exemption from Regulation under either Regulation D or S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

7. Commitments and contingencies

A civil complaint was received dated September 10, 2013 for breach of contract involving a real property lease for a warehouse/R&D facility in Hanford CA.  The lease has a term ending in October 2014.  We ceased using the facility and stopped paying rent in May 2013.  The lawsuit is the culmination of a 3 year dispute over various aspects of the lease and occurred with the change of ownership of the property.  The landlord and plaintiff, STG Realty Ventures, Inc. filed the suit in Kings County, CA Superior Court and asks for computed damages of $160,792 for failure to pay rent, plus interest and attorneys’ fees. The Company believes that it may have viable defenses with respect to some of the damages asked for in the suit. However, no assurances can be given with respect to the outcome of the litigation and a judgment against the Company could have a material, adverse impact on our financial condition.

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

In 2009, we completed the installation of our iPura® System at a food processor located in China, Tongwei (Hainan) Aquatic Products Co., and began producing our first order of inventory and selling it in the United States.  We completed installation of a second, larger iPura® System with a processor in Vietnam in early 2010, but had to remove the installation after quality control and solvency issues arose with that processor. We have no immediate plans for operations in Vietnam for the processing of SWAI (catfish) and during the quarter ended September 30, 2013 we impaired the carrying value of the system while it remains in storage for potential future installation. We have a third system installed at another processor in China, which was installed at Evergreen Aquatic Inc, a vertically integrated tilapia producer located in Zhanjiang City, Guangdong Province, China. This system became operational at the end of 2012. Our fourth system is at our Hanford, California warehouse facility and is able to be installed if capacity is required.

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura® System. At September 30, 2013, the Company has an accumulated deficit approximating $73,200,000, and for the nine months ended September 30, 2013 negative cash flows from operations of approximately $1,092,000. Additionally, the Company has negative working capital at September 30, 2013 of approximately $4,656,000.  Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. Further development has resulted in a more efficient, less labor intensive and more easily maintained processing system adapted for tilapia. A subsequent prototype has been developed for processing shrimp. This prototype requires additional testing and possible refinement before it can be used for commercial shrimp production.  Once the prototype has successfully completed such testing, we plan to begin negotiations with overseas processors to install the system as well as retail stores to sell the iPura shrimp product in the United States. We are targeting the second half of 2014, although this time frame is subject to change and uncertainty.

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

While we currently pursue a strategy of importing and distributing the iPura® product, the successful reduction in processing costs by the on-site production of the iPura organic antimicrobial agent should allow the resumption of the implementation of the high volume on-site service model where the Company earns a cents per pound charge to the processor licensee.

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

We are proceeding to validate iPura® with sales in the U.S. markets through the “importer model” and “private label brand manufacturer model” (co-branding). This has allowed the iPura® brand to gain a limited amount of market recognition which management believes will lead to important private label brand manufacturing sales. We are also promoting non branded seafood sales from our main supplier, Tongwei Aquatic Products, and intend to pursue growth by licensing strategic partners to distribute iPura® labeled products internationally, thereby creating additional streams of recurring revenue. Market entry is anticipated to begin with the most popular aquaculture products: tilapia, striped pangasius (swai), catfish, salmon, and shrimp. Farmed tilapia is available now, guaranteed to have been processed with the iPura®   Food Safety Program. Although we are targeting the second half of 2014 for the introduction of shrimp, such estimate is subject to change, and we do not have any current estimate for the potential introduction of swai, catfish or salmon.

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

Processor and Distribution Agreements

We have installed three iPura® Systems under installation and supplier agreements, two in China and one pending in Vietnam. One system in China has been operating since 2009, producing tilapia fillets. The other system has been installed with a different processor in China and began producing iPura® tilapia product in the end of 2012.  A third system in Vietnam has been relocated and installed at the facilities of Cantho Import-Export Seafood Joint Stock Company (Caseamex). The system in Vietnam has not been put into service to date but is capable of production of pangasius/swai (a catfish) when marketing plans are finalized and financing is put in place. A fourth system is in storage in our R&D facility to increase capacity as necessary. Impairment charges relating to the Vietnam and R&D systems have been recorded because the Company has no immediate need for the systems.

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

We have had limited and sporadic sales to date for our products and continue negotiations with certain select U.S. grocery store retailers, including negotiations with regional and national retailers.  The sales cycle for such stores has taken substantially longer than originally anticipated, sometimes involving several years of efforts.  With this “importer” sales model, we will need to obtain adequate financing in order to purchase the seafood from the processor and carry the seafood inventory costs until resold to a sub-distributor or retailer. The marketing focus is now on the private label business with these same retailers and is expected to require much less inventory carrying cost.

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

Based on our cash balance as of September 30, 2013, we are in need of immediate additional financing to fund our current operating and working capital requirements.  Furthermore, we believe that we will need approximately $5 million to cover operating expenses during the next twelve months, in addition to a financing vehicle or a  line of credit to finance the inventory of iPura® product.  As an alternative to a traditional commercial bank line of credit, we have implemented a program, described below, to finance inventory.  However, this program has only been successful in raising relatively limited amounts for inventory financing to date. The amount of capital required will vary depending on a variety of factors, many of which are beyond our control.  We cannot provide assurance that funds from our future operations or funds provided by our current financing activities will meet our capital requirements, and in that event, we will continue to seek additional sources of financing to maintain liquidity.  Any additional capital we raise will likely involve issuing additional shares of common stock or other equity securities, or obtaining debt financing, which could be convertible into equity securities. However, at this point, we have not specifically identified the type or sources of this required funding.

As of September 30, 2013, we had trade indebtedness in the ordinary course of business as well as other debt in the form of continuing short term loans of $640,000 from a Director and a shareholder due on demand and one-year notes from two third parties in the amount of $1,096,000, which mature in 2014.

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

We have implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring.  This financing program consists of issuing promissory notes, secured by inventory and equipment, in a series of maturities from one to three years with annual interest rates from 8.2% to 9.2%. The funds are received and controlled by a third party custodian to be disbursed for third party costs of inventory. As is typical of trade financing, the Company’s collected sales proceeds will be applied pro rata to trade financing debt. At September 30, 2013, the Company had $684,423 in trade financing debt on one year notes. They mature on their anniversaries throughout 2014 and, based on past renewal activity, we expect that the majority will be renewed upon maturity.

In August 2013 a debt financing facility for a total commitment of $1.6 million was finalized with an existing shareholder. Upon signing, the Company received initial loan proceeds of $700,000.  The commitments include loans for an additional $900,000 in six tranches of $150,000 each due on the first of each subsequent month, beginning on September 1, 2013.

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

Results of Operations

Sales:

The Company had no sales revenue in the quarter ended September 30, 2013 due to lapse in the long term relationship with Safeway, described in more detail below. The sales revenue in the nine month period was $830,031 solely attributable to sales to Safeway. Sales in the periods ending in 2012 were nominal sales to Safeway and local distributors.

In 2012, we negotiated with Safeway, Inc. to expand our product offering to a co-branded two pound bag. Raw product pricing mandated that we should have a dual source for the tilapia product for Safeway, which required the installation of an iPura processing system in the Evergreen Aquatic processor. This installation was accomplished by the end of 2012.

After successfully dual sourcing tilapia product, we anticipated an increase in volume from Safeway.  We also anticipated that our gross margins, approximately 11% for the nine months ended September 30, 2012, would increase in 2013 based on our transparent pricing model of “cost plus,” which is computed on a 25 cent per pound gross profit margin.  While sales did resume and continued for the first six months of 2013, Safeway rescinded acceptance of this “cost plus” model and the Company had to bear the actual costs, which reflected extended expensive cold storage warehousing, non-optimum delivery quantities and special labeling. After segregating special labeling as a branding cost, gross margins for Safeway became uneconomical and pricing agreements could not be reached. Communication continues with Safeway but no orders are expected in the foreseeable future.  This represents a significant setback to our sales and marketing efforts.

Expenses:

Our net loss for the quarter ended September 30, 2013 was $697,718, compared to $688,912 for the comparable period in 2012, a decrease of 1%. The net loss for the nine month period ended September 30, 2013 compared to 2012 also decreased a nominal $51,311 or 2%. As described above, our net loss for the three and nine months ended September 30, 2013 include an impairment charge of approximately $232,000 relating to our iPura system in Vietnam. Without the impairment charge, our net loss for the three months ended September 30, 2013 would have been $466,065 or a 32% reduction  over the comparable 2012 period, and for the nine months ended September 30, 2013 would have been $1,860,134 or a 13% decrease  over the comparable 2012 period. Total expenses remained relatively constant between the 2013 and 2012 periods due to inclusion of the non-cash impairment charge. However, operating costs decreased significantly between the periods. Marketing costs decreased 35% in the three months ended September 2013 compared to the same period in 2012; general administrative costs decreased 38% and research and development costs decreased 37% in the comparable three month periods. The discretionary cost savings of 41% are solely due to scaling back activity, discretionary costs and personnel costs in a strategy refocusing.  The same discretionary costs for the comparable nine month periods decreased only 16% in total due to the inclusion of approximately $200,000 of nonrecurring Safeway rebranding preference costs included in marketing costs in 2013.  Similar to reductions in the comparable three month periods, general and administrative costs and research and development costs each decreased 38% in the nine month periods ended September 30, 2013 and 2012.

Interest expense remained relatively constant between the 2013 and 2012 periods reflecting the stability of the Company’s debt. There was only nominal repayment and origination activity in trade finance debt during the periods, effectively netting out. The significant reduction in principal occurred in August 2013 at the end of the three month period resulting in a 5% decrease over the comparable quarter.

Depreciation expense doubled over the comparable three and nine month periods, with the addition of the second iPura system having been installed and placed available for service at the Evergreen Aquatic processor.

During the three months ended September 30, 2013, we recorded an impairment charge relating to one of our iPura™   systems because the system was installed in Vietnam but never put into production for swai (catfish) as intended. The Company does not have any current plans process swai and to place the system in service before its theoretical useful life is exceeded. Accordingly, its cost of $231,653 was charged to impairment expense during 2013

The cash used in operations decreased by approximately $931,000 or 46% from $2,022,872 to $1,092,193 between the comparable nine month periods, resulting from the reduced level of activity represented by the lower net loss, net of impairment,  and the timing of cash payments to vendors and from customers.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Customer and Supplier Concentration

Our revenue for the nine months ended September 30, 2013 was primarily derived from Safeway, Inc. After the failure of negotiations over the appropriate pricing model, we ceased all sales to Safeway in the third quarter of 2013, which has had a material, negative impact on our revenue.  We cannot currently estimate anticipated future customer concentration levels, given the current lack of sales.

Our inventory during the nine months ended September 30, 2013 was derived from two suppliers at their processing plants in China. We anticipate continued dependence upon a very small number of suppliers.

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

ITEM 1.  LEGAL PROCEEDINGS

A civil complaint was received dated September 10, 2013 for breach of contract involving a real property lease for a warehouse/R&D facility in Hanford CA.  The lease has a term ending in October 2014.  We ceased using the facility and stopped paying rent in May 2013.  The lawsuit is the culmination of a 3 year dispute over various aspects of the lease and occurred with the change of ownership of the property.  The landlord and plaintiff, STG Realty Ventures, Inc. filed the suit in Kings County, CA Superior Court and asks for computed damages of $160,792 for failure to pay rent, plus interest and attorneys’ fees. The Company believes that it may have viable defenses with respect to some of the damages asked for in the suit. However, no assurances can be given with respect to the outcome of the litigation and a judgment against the Company could have a material, adverse impact on our financial condition.

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

•	our dependence on a small number of customers and suppliers

•	our ability to timely replace the loss of sales to Safeway, Inc.;

•	our ability to negotiate contracts and purchase orders with distributors and retailers;

•	our ability to obtain brand related premium pricing to yield an acceptable sales margin;

•	risks related to inventory costs, shipping and handling and spoilage;

•	our ability to obtain one or more third-party manufacturers for our system components and other products;

•	the cost at which we will be able to have our system components and other products manufactured, if at all, and the time it will take to have our system components and other products manufactured;

•	our ability to obtain all required components for our systems on a timely basis and at the prices we anticipate;

•	whether our systems and products are viewed as providing the benefits we claim and whether these benefits are marketable by any customers we may seek to obtain;

•	our ability to enter into additional contracts with food processors, the time it takes for us to enter into any of these contracts and the licensing or pricing models we are able to implement;

•	our systems and products performing in the manner we expect in customer applications and without any material modifications;

•	our ability to obtain all necessary governmental approvals for our systems and other products, including all required import-exporter licenses and permits;

•	whether the introduction of the iPura™ brand will succeed in creating preferences with the consuming public;

•	whether we will be able to apply our technology to products other than fish or use our technology in any other fields;

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

During the three months ended September 30, 2013, a total of 17,143 shares of common stock and 8,571 warrants to purchase common stock were issued in private placements for net proceeds of $55,800. The warrants are exercisable at $7.00 for a period of 3 years.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As previously disclosed in our Form 10-Q for the quarter ended June 30, 2013, on June 2nd and 5th, 2013, two of our trade finance notes, described in Note 2 (Trade Finance Notes Payable) of Item 1, Part 1 above, in the total amount of $513,000 became due and payable and were not renewed, causing the Company to be in default with respect to the repayment of such notes.  On August 3, 2013, we cured the default by repaying these two notes in full.  For the quarter ended September 30, 2013, there were no other material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets. However, as noted above under “Liquidity and Capital Resources” in Part I, Item 2, we have certain notes that are due upon demand, and we do not currently have the resources to repay such notes if demands for immediate payment in full were made.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)           Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

None.

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

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: November 14, 2013	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: November 14, 2013	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)

