Form 10-K
period 2013-12-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2014-03-31
CIK 1122108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013) was $24,066,279.

At December 31, 2013, the number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, was 33,115,701.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GLOBAL FOOD TECHNOLOGIES, INC.

INDEX TO

ANNUAL REPORT FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

Item		Page
Number	Description	Number

	PART I

1	Business	3
1A	Risk Factors	18
1B	Unresolved Staff Comments	20
2	Properties	20
3	Legal Proceedings	20
4	Mine Safety Disclosures	20

	PART II

5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
6	Selected Financial Data	22
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
7A	Quantitative and Qualitative Disclosures About Market Risk	30
8	Financial Statements and Supplementary Data	30
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30
9A	Controls and Procedures	30
9B	Other Information	32

	PART III

10	Directors, Executive Officers and Corporate Governance	32
11	Executive Compensation	35
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38
13	Certain Relationships and Related Transactions and Director Independence	39
14	Principal Accountant Fees and Services	39

	PART IV

15	Exhibits, Financial Statement Schedules	41

	Signatures	44

ITEM 1. BUSINESS

Business of the Company

Overview

Global Food Technologies, Inc., a Delaware corporation, (“GFT”, “we”, “our” or the “Company”) is a life sciences company focusing on (1) the commercialization of food safety applications for our proprietary scientific food processing technologies, which are currently focused on increasing the quality and value of commercially packaged seafood (and may expand to poultry and other meats), and making these products safer for human consumption by reducing disease-causing bacteria; (2) our iPura® Food Safety and Quality Assurance Service Program (“The iPura® Program”), which is a comprehensive food safety and quality assurance program focused on the execution of extraordinary food safety measures at the source of food production to increase the safety and quality of the food; (3) the promotion and sales of food products that have been treated under the iPura® Program and bear our iPura® consumer food safety seal; and (4) licensing of the iPura seal.

The iPura Program represents the commercialization of our technologies and on-site food safety and quality service program. iPura is intended to be represented in the marketplace as a stand-alone retail brand and as a private label brand manufacturer. Both are backed by our iPura Program and its related technologies and systems. The centerpiece of the iPura Program is microbial intervention technologies (non-thermal) and system hardware, installed in the processing facility to apply an “organic clean step” prior to packaging. There is no use of heat, high pressure, irradiation, chlorine, or other harmful chemicals. The result is cleaner, safer food.

The iPura seal is a guarantee that the food has been processed and packaged according to The iPura Program, which assures a hands-on, continuous role in the product’s safety, quality and delivery. The application of The iPura Program is pervasive – from farm to fork, specifically as follows. During processing the program requires (1) a full time on-site food safety and quality assurance team, (2) the organic microbial kill-step using the iPura designed equipment, (3) an on-site microbiologist for continual tests against hazards (4) multiple processing interventions to combat foodborne hazards, (5) oversight at farm level to insure consistency, integrity and traceability of raw materials and (6) the process remains chlorine free. During distribution the program continues to operate by, (1) ensuring traceability, (2) continual temperature monitoring, (3) security against misbranding and counterfeiting, and (4) insurance against regulatory intervention.

After our organic kill step, we affix our iPura seal on the individually vacuum packed fish fillets to communicate to consumers the valued added safety and quality assurance precautions that were taken to protect their health and well being. iPura seafood products make a commitment to sustainability of the oceans as iPura is involved in responsible aquaculture, which helps ease the pressure on ocean stocks.

Currently, we are an early stage revenue producing company. We have made sales of iPura labeled products to food distributors and directly to retailers in the U.S. markets. In addition to sales of iPura labeled food products, it is our objective to win contracts for private label brand manufacturing to protect the private labels of large retailers in America. Those private label contracts involve long sales cycles and discussions with retailers continue but are sometimes constrained by current capacity and financing limitations.

In late 2011, we introduced the iPura® Tilapia retail branded two pound bags with Food4less, an independent grocery chain in central California. In late 2012, Safeway began promotion of iPura tilapia in the service case of Safeway stores in the Northern California division and the Vons stores in Southern California. This co-branding project included the use of the iPura® logo and slogan “Safety Quality Sustainability” on the individual fillet packaging, promotional “ice cards” in the service case (fresh case) identifying the attributes of Safeway brand’s iPura® Tilapia, and customer take home cards displayed in the seafood department that communicated the role that iPura® plays in providing cleaner and safer food.

We priced these co-branding orders according to iPura’s transparent “cost-plus” revenue model. This model provided full transparency which allowed our customer to see a detailed breakdown of costs and profits so they knew what they were paying for and how much each component costs. Safeway and iPura® had agreed on what we considered to be a fair and reasonable gross profit margin for iPura. In mid 2013, Safeway abandoned the “cost-plus” pricing agreement and discontinued the iPura brand due to its premium pricing and entertained only competitive commodity pricing as a cost cutting measure. Based on the change in pricing, we have not shipped orders to Safeway since mid 2013. Concurrently Safeway put themselves “in play” as an acquisition target culminating in a purchase offer by Cerebus Capital Management in March 2014. We do not yet know what affect, if any, that a potential acquisition of Safeway would have on our business.

We are also approaching other major food retailers and distributors to exclusively source iPura® labeled products to protect their own brands and take credit for their efforts by promoting the iPura® logo next to their names on their product packaging with the iPura® seal also displayed on the individually wrapped fillets inside the package (“iPura® inside”). This will communicate to customers that the retailer it is doing everything possible to improve food safety, food quality and sustainability of natural resources. Our value proposition to retailers is that sourcing iPura® products will allow the retailer to increase control & trust of foreign suppliers, protect their brand and company image, and increase sales with repeat purchases due to superior products. Our private label program is a cost plus price model, with iPura earning a gross profit per pound with full transparency on cost of raw materials, the iPura® Program, logistics and a gross profit for iPura®. In this model, the retailer knows exactly what they are paying for

We continue to invest in research and development. Our iPura® Seafood Processing System and iPura® Program have been commercialized and are now operational. Our other technologies for other food products remain in various stages of research and development. Our shrimp processing system has been researched, designed and a prototype system was built and successfully tested. Our development team is now investigating approaches to cost reduction of the microbiological agent used and well as designing iPura equipment operating at higher throughput speeds necessary for poultry and other proteins.

We have focused our development efforts on products based on our technologies and methods designed to significantly reduce the presence of salmonella, campylobacter, and other bacterial pathogens found in processed seafood by treating those products with the food safety technologies and methods under the iPura® Program. We believe that using our proprietary, low-cost technologies designed to sharply reduce the presence of dangerous and often lethal pathogens in seafood and significantly increase the shelf-life and commercial value of these products, we could create a new paradigm in food safety. All of our past commercialization efforts were focused on seafood, although the Company anticipates ultimately developing we have in the fourth quarter of 2013 begunresearching the development of applications for poultry products as well. We beleive that GFT’s technological solutions can help food processors increase the quality, safety, and economic value of their products by reducing or eliminating the waste and liability associated with the distribution of contaminated food, and by increasing product shelf life. This could help the distribution chain avoid losses, protect their reputation, gain new customers, avoid losing customers, and increase their profits by meeting consumer demand for cleaner and safer food. Our iPura™ seal is a tool that communicates to consumers that extraordinary measures went into the food safety practices in an effort to reduce their chances of contacting a foodborne illness due to pathogenic contamination.

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

The iPura® Program embodies extraordinary precautions and world-class food safety measures for the seafood industry by uniting green technologies and our comprehensive proprietary iPura® delivery systems with a comprehensive daily regimen at the source of production – in food processing facilities. The iPura® daily on-site food safety team requires microbiologists, system operators, technicians, and quality control personnel. We believe that our green technologies, proprietary delivery systems and “boots on the ground” strategy could provide iPura with competitive advantages with its vertically integrated controls for food safety.

Further strengthening the iPura® Program, non-proprietary yet beneficial technologies are incorporated adding critical elements such as time temperature monitoring during the transportation cold chain and full traceability via a web-based portal allowing for identification of the source of raw materials and following the details of that product throughout its journey from farm to fork.

Time temperature indicators (TTI’s) are incorporated into each shipment of seafood product. These small tabs, when activated, take a physical temperature reading at intervals of every five minutes l for a period of 60 days. Loaded into the shipping container in various coordinate locations to create a full temperature profile of the product in the container at the production site while the product is stocked, these monitor the temperature and handling conditions of the product on its journey from the production site, to the ports, as ocean freight, and finally into domestic warehousing. The TTI’s are retrieved from the warehouse and sent to corporate offices where data is retrieved in a plotted Excel spreadsheet fashion to validate safe handling and transportation of iPura products.

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

Commercialization

We have identified four price-per-pound revenue models for seafood. In each model, GFT will provide the daily on-site service to maintain control of The Highest Standard in Food Safety.

A. Service and Sales – Under this model, GFT is acts as the exclusive importer of iPura®-labeled products through its wholly-owned subsidiary, iPura Food Distribution Company (“IFD”). GFT carries out the service, sales, marketing and management, while IFD manages the logistics. We believe that this “importer” model can (1) provide the opportunity for GFT to exercise varying degrees of control over the early supply, marketing, distribution and price-per-pound of iPura-labeled products; (2) provide GFT the opportunity to capture reasonable and customary gross profit margins commonly earned by importers; (3) provide GFT the opportunity to command and capture a premium price for iPura-labeled product through negotiated sales in the marketplace; (4) provide GFT the opportunity to increase demand for iPura-labeled product both domestically and internationally; and, (5) provide GFT the opportunity to negotiate private label brand manufacturing contracts to protect the private labels of large food retailers with iPura treated food products. This service and sales model requires significant additional capital and/or commercial financing for inventory and logistics costs which is not currently available to GFT. The use of this model was discontinued in mid 2013.

B. Private Label Brand Manufacturing - Under this model, GFT approaches large retailers to act as their private label brand manufacturer and importer of iPura-labeled products which are produced to the customer’s specifications and packaged under the customer’s label. It is the intention of management to convince the customer to display the iPura seal on the packaging along with their brand name (as discussed earlier). GFT has proposed a cost plus model to eliminate price negotiations due to market fluctuations. The final price of the product to the retailer is the sum of (1) cost of raw materials and processing; (2) costs of executing the iPura Program on-site; (3) cost of storage and transportation logistics; and, (4) a gross profit for GFT / IFD based on a licensing fee per pound. Under this model, we may have to extend payment and credit terms to the private label customers, and therefore, this model also requires additional capital to finance inventory and related costs until payment is received from customers which, again, is unavailable to GFT at this time..

C. Service and Licensing – Under this proposed model, GFT would bill a price-per-pound charge to the food processor for (1) the daily on-site iPura food safety service and (2) the right, under license, to affix the iPura seal on a package containing product processed through the iPura system. This model provides GFT with lower required capital costs and avoids the need for us to arrange inventory financing. Thus, this model is designed to produce faster and greater scalability, although it precludes GFT from earning potentially higher gross margins from the premium that we believe iPura branded products may be able to command in the marketplace. GFT may use this model in circumstances where growth in processing volume exceeds our ability to finance and manage inventory, especially if regional licensees are contracted (as discussed below). We do not currently have any contracts based on this model. However, based on our resource constraints and inability to obtain sufficient financing to carry inventory and other costs, which is required for models “A” and “B” above, management believes that our future success may depend upon our ability to enter into contracts based on this service and licensing model.

D. Regional License – Management believes that if GFT is successful in executing the business models discussed above, it could create demand for a fourth revenue model that would envision the licensing of strategic “partners” to support the expansion of iPura in large international consumer markets such as China, Japan, and Europe. If we implement such regional licenses of our iPura technology and programs, the licensees could then utilize our technology on a regional basis through either of the revenue models discussed above. Utilizing regional licenses could accelerate growth and allow us to increase brand awareness and market share, as well as reduce the capital resources required by GFT to implement such expansions. GFT could implement such regional licenses based on a royalty fee, or pursuant to a joint-venture model with such third-party licensees. We currently do not have any plans for implementing this regional licensing model.

GFT initially entered the market utilizing the “importer” model, as described in “A” above. The “importer” model allows GFT to prove our business model to seafood processors, as we will be responsible for generating consumer interest and demand for our products, re-selling the iPura processed seafood products, and negotiating pricing and margins with retailers and distributors. Model “B” was used for private labeling and co-branding with Safeway, although sales to Safeway were discontinued in the second half of 2013.GFT anticipates utilizing each model to maximize revenue, based on market conditions and the availability of capital.

We have combined two of the models (A and C) as our current approach to the international seafood market by selling to the retailer our food safety program for customer communication and brand support based on the benefits of the iPura program. The retailer would be charged a nominal cents per pound charge for the benefits of the iPura program. We would enter into contracts with select distributors/importers to handle the purchase of the iPura Program treated seafood from the processors As well as the shipping, importing and storage.Under this method these distributor/importers would be strategic partners by absorbing the management and costs of logistics and carrying inventory. We do not currently have any contracts or sales pursuant to this approach, but given the capital and resource constraints that we face, we believe this approach offers the greatest opportunity to resume revenue and sales moving forward.

We are proceeding to validate our iPura® brand and business models through sales in the U.S. markets. If we can successfully resume sales and increase volume, thereafter, GFT hopes to pursue the opportunity to create growth by adding more food products and by licensing strategic partners to distribute iPura®-labeled products internationally, thereby creating additional streams of recurring revenue.

We also are now in the very early stages of attempting to capitalize on our expertise and the effectiveness of The iPura Program by applying it to the U.S. poultry and beef markets. Americans buy an estimated 83 pounds of chicken per capita per year, an industry value of over $100 billion. The Federal CDC reports that more food related deaths were attributed to poultry that any other commodity. Chicken related illness is caused by the same bacteria that. The iPura Program is designed to deal with in its “kill step” – salmonela, camphylobacter, E.coli and others. Poultry processors are larger and process at higher speeds than seafood processors, which only requires an adaptation of the existing iPura systems. We intend to investigate the feasibility of arranging strategic partner relationships with others currently in the industry such as plant sanitation providers.

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

We believe that the food processing industry has a critical need for a pathogen-elimination step prior to final packaging. Making seafood(and later expanding to poultry and other proteins), safer for human consumption, while at the same time improving the quality and substantially extending shelf-life when being marketed to consumers, is the objective of the iPura® Program. Promoting the iPura® Program and growing sales of the iPura® Brand and our Private Label business is the primary objective of the Company.

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

The January 2014 issue of Consumer Reports stated that pathogenic contamination was found on 97% of the chicken breasts they sampled from U.S. retail grocers. The report stated that chickens sealed as organic or raised without antibiotics and costing $5 to $7 per pound were just as likely to harbor salmonella than were conventionally labeled brands that cost approximately $4 per pound and that no major seal fared better than others overall. Pilgrim’s Pride, Perdue and Tyson chicken all showed significant levels of bacteria with some strains higher or lower depending on brand This Consumers Report issue also stated, “It’s unreasonable to expect that the uncooked chicken you buy won’t contain any potentially harmful bacteria.” The report further stated that “You take it out of the package; get bacteria on your hands then touch the handle of the faucet, trash bin, or kitchen cabinet. Once they have bacteria on them, the pathogens can live on those surfaces for hours and sometimes days Just one slip-up in storage, handling, or cooking, and you’re at risk”.

Distributing defective food can irreparably harm a company’s reputation and bottom line. iPura adds value by satisfying consumer demand for cleaner and safer sustainable seafood. With iPura sealed products, we believe that companies can safeguard public health, protect their brand image, extend product shelf-life, reduce spoilage, mitigate liabilities and increase sales. We believe<that if we are successful, that iPura® will be at the top of the class for customers who want the best product and a validation point that demonstrates they are sourcing the highest standards in food safety and food quality and acting responsibly to sustain the natural resources of the oceans and planet.

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

The iPura® program builds in controls from the start that are designed to combat foodborne hazards and prevent contaminants from entering the food supply. iPura® integrates proprietary technologies with a varied combination of organic antimicrobial agents and delivery systems that perform non-thermal microbial interventions (or “organic clean-steps” or “kill steps”) prior to packaging, with additional safety and quality controls throughout the distribution chain.

Under our on-site iPura® Food Safety Program we are providing the technology, equipment and personnel for the pathogenic “kill step”, as part of the on-site food safety service. The iPura® system is installed in the food processor’s facilities at the end of the processing line and is a stainless steel antimicrobial delivery system comprised of spray systems with associated electronic controls, mixings systems, and conveyance apparatuses. Our methods add one additional but critical step in the processing lines already in place in virtually every seafood and poultry processing facility. This new “kill step” is performed by GFT personnel, using our iPura® delivery systems, immediately prior to packaging. After the sanitization, GFT places its iPura® seal on the package. An on-site team of quality assurance (QA) personnel, including a microbiologist, use state of the art laboratory equipment with rapid testing techniques to validate sanitation of the processing environment as well as the finished product.

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

iPura® labeled seafood products carry a unique food regulatory intervention insurance, not currently available in the marketplace. Marine Management Insurance Brokers, Inc. (“MMIB”), a leader in providing specialized insurance products and risk management services to the international trade of seafood, has investigated the efficacy of the iPura® System and iPura® Food Safety Program. As a result of MMIB’s involvement, iPura labeled product is insured against regulatory intervention and product recall throughout the distribution chain. The iPuraTM processor and their downstream customers are relieved of the significant losses and disruption of trade that results from food safety violations. This provides the market with an unprecedented level of security and provides international credibility for the iPura® seal. Mr. Curtis Keyes, the CEO and founder of MMIB, also serves on our Advisory Board.

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

iPura® raises the bar contributing extraordinary controls, interventions and transparency

During Production

1. Full time on-site food safety and quality assurance team

2. Organic microbial kill-step (iPura System installed in processing plant prior to IVP, IQF)

3. On-site microbiologist for continual tests against hazards

4. Multiple interventions to combat foodborne hazards

5. Oversight at farm level to ensure consistency, integrity and traceability of raw materials

6. Chlorine free

During Distribution

1. Traceability

2. Temperature Monitoring

3. Security against counterfeiting

4. Insurance against regulatory intervention and product recall

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

We believed that our sales to Safeway would help us validate iPura® in the U.S. markets through the “importer model” and “private label brand manufacturer model” (co-branding). However, due to changes within Safeway and their focus on commodity based pricing, sales ended in the first half of 2013. Therefore, we are seeking to generate sales to other retailers in order to resume ourdistribution and marketing plan. We believe that the sales to major retailers would help the iPura® brand to gain a limited amount of market recognition that management believes will lead to important private label brand manufacturing sales. If the private label business has gained traction, GFT intends to pursue the opportunity to create growth by adding more food products and by licensing strategic partners to distribute iPura®-labeled products internationally, thereby creating additional streams of recurring revenue. We do not have any plans to enter into international licenses within the next 12 months, s we believe our success in branding iPura®-labeled products in the U.S. will be a prerequisite for any licenses or market entry into other countries.

Market entry begins with the most popular aquaculture products: tilapia, striped pangasius (swai), catfish, salmon, and shrimp. Farmed tilapia and swai are available now, with sales through the first half of 2013, guaranteed to have been processed with the iPura® food safety and quality interventions and daily oversight described below:

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

The iPura marketing materials that target large distributors and retailers make a point that iPura® promotes their brand by differentiating their product from all others in the marketplace. The materials point out that iPura® addresses brand protection and critical food safety and quality assurance issues at a level unmatched in the industry. The centerpiece of the iPura® Food Safety and Quality Assurance Program are microbial intervention technologies (non-thermal) and system hardware, installed in the processing facility to incorporate an “organic clean step” prior to packaging. There is no use of heat, high pressure, irradiation, chlorine, or other harmful chemicals. The marketing materials indicate that the result is cleaner, safer and better tasting seafood. They further explain that iPura® contracts with premier aquaculture producers to assure a high quality product starting-point for raw materials. Our supply and processing partners contribute with committed ownership and management, independent certification and large state-of-the-art facilities. iPura® supplies the technology including our proprietary on-site equipment and antimicrobial agents that are FDA-approved and on the USDA organic registry. Inside the plant, technicians execute the iPura® microbial kill-step interventions prior to packaging. Our on-site microbiologists validate product and conduct environmental monitoring periodically throughout the production day. Marketing materials also point out that today’s consumers expect a higher degree of food safety and most believe that not enough is being done to protect their health. The iPura® seal represents the highest standards in food safety, quality, and sustainability.

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

A critical aspect of our business model is to promote our technology and the iPura™ seal in the United States. We have introduced iPura to large grocery chains, distributors, restaurants, and consumers and educated them about the risks of food-borne pathogens in seafood, and the health and economic benefits that our technologies can produce.

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

Most of our retail sales, such as at grocery stores, have been made to customers without any prominent iPura™ branding. We hope to improve point-of-sale branding, as well as increase industry and consumer awareness of the iPura™ brand as resources permit. Due to the high costs associated with creating and marketing a brand to consumers, during the next 12 months, we will continue with only very limited marketing to consumers, as well as continuing marketing efforts to processors and industry associations to create awareness of our iPura™ brand. Ultimately, we believe our ability to generate sufficient sales and adequate premiums for iPura™ products will depend upon our ability to successfully market our brand to consumers in the U.S.

Processor and Production Agreements

We now have two iPura systems installed under installation and supplier agreements with two separate processors, both in China. The first Chinese processor, Tongwei, has been producing tilapia fillets since 2009 as our historical source of product. The second processor at Evergreen Aquatic in China was in production producing tilapia as a second source for Safeway. A third system is on standby in Vietnam having been installed in Caseamex for production of pangasius/swai (a catfish).

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

All of the current agreements are structured pursuant to our “importer” model and “private label brand manufacturer” model (models “A” and “B” as described in Part I, Item 1 “Business”), with our wholly-owned subsidiary, iPura Food Distribution Company (IFD) responsible for ordering and purchasing the seafood from the processors, and then importing and distributing the seafood products to retailers or other distributors. IFD has also signed agreements with the processors outlining the exclusive purchase terms. Under these agreements, GFT is generally responsible for the cost of manufacturing, fabricating and installing the iPura™ System at the processors’ facilities, with the processors providing power and utility connections and certain other operating expenses.

Under these agreements, our iPura® System is installed in the processing line at the processors’ facilities. Our iPura® System is operated and supervised by GFT personnel, at GFT’s expense. Seafood processed through our iPura® System is then packaged and labeled with our iPura® seal. IFD has the exclusive rights to buy and distribute the seafood processed with our iPura®™ System and the processors therefore cannot sell such seafood to any other customers or distributors, or otherwise use our iPura® System for any other seafood processing. In the future, we may act as brokers for selected retailers and distributors and not be the importer and reseller. The agreements have original terms but are automatically renewable. IFD has obtained most favored nations pricing with respect to seafood purchased under all of the agreements. None of the agreements have any minimum purchase requirements for IFD.

The following is a discussion of existing production of iPura® labeled products:

China

In early 2009, the first iPura® system became operational in Tongwei (Hainan) Aquatic Products Co., a major seafood processing facility in the PRC. Our first commercial product was iPura® labeled tilapia and this product has been sold in the U.S. under the “importer model” described earlier. Late in 2012, an iPura® system was installed in Evergreen Aquatic, a vertically integrated tilapia producer located in Zhanjiang City, Guangdong Province, China, as a second source for Safeway.

China is important because it is the world’s largest producer and exporter of seafood products, including tilapia. The operation and production of tilapia from two factories allows GFT to diversify the source and price to accommodate our cost plus pricing model.

Since sales to Safeway ceased after the first half of 2013, we did not process any seafood on our two production units in China in the second half of 2013.

Vietnam

In 2009 an iPura® system was installed in Binh An Seafood Joint Stock Company, a large pangasius (swai) producer in Vietnam and trained an iPura on-site food safety and quality assurance team. However, during operational startup and testing it was determined that microbial contamination in the processing area and on raw product did not meet iPura® requirements and an extended study was conducted by the iPura on-site team. As such, it was determined to remove the iPura System and relocate it to Cantho Import-Export Seafood Joint Stock Company (Caseamex). Caseamex is also a producer of swai.

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

Production of iPura® Systems

Our commercialization team consisted of seasoned experts with high-level engineering and production experience. They have had success working together in the industry. GFT’s system is now easy to operate and maintain, and scalable for volume. Subject to receipt of adequate funding, and if required to meet future demand, we plan to sign contracts for the manufacturing of the iPura® systems with experienced commercial suppliers. The main system components and electronic controls (PLC’s) will be manufactured in the United States while the supporting system components such as pumps, mixers, fill systems, conveyors, sprayers, chillers, etc. are industry standard and can be procured locally in the country of installation. Following the successful blueprint of the actual iPura® installations, the integration is handled by GFT personnel with PLC programmers from the United States. GFT employees maintain the installed systems and manage on-site quality control aspects of the process remotely. The iPura on-site food safety and quality assurance team consists of a supervisor, microbiologist, system operator, technician and a quality assurance person.

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

Employees

As of December 31, 2013, we had 10 full time employees.

ITEM 1A. RISK FACTORS

A description of risk factors is not required for smaller reporting companies. However, we note that a variety of factors could cause our actual results and future experiences to differ materially from management’s anticipated results or other expectations expressed in this Annual Report. The risks and uncertainties that may affect our operations, performance, development and results include, but are not limited to, the following:

•	our ability to resume sales, and generate revenue;

•	whether we can successfully partner with a distributor/importer to allow us to generate sales with lower capital and financing costs;

•	whether we will be able obtain additional financing to continue or expand operations and the terms on which we will be able to obtain this financing, if at all;

•	whether we will be able to charge a premium for our products and generate adequate gross margins on our sales;

•	our ability to obtain any commercial financing to allow us to purchase seafood inventory for processing in our iPura™ System, and to obtain such financing in amounts required and on commercially reasonable terms;

•	our ability to negotiate contracts and purchase orders with distributors and retailers;

•	risks related to inventory costs, shipping and handling and spoilage;

•	our ability to obtain one or more third-party manufacturers for our system components and other products;

•	the cost at which we will be able to have our system components and other products manufactured, if at all, and the time it will take to have our system components and other products manufactured;

•	our ability to obtain all required components for our systems on a timely basis and at the prices we anticipate;

•	whether our systems and products are viewed as providing the benefits we claim and whether these benefits are marketable by any customers we may seek to obtain;

•	our ability to enter into additional contracts with food processors, the time it takes for us to enter into any of these contracts and the licensing or pricing models we are able to implement;

•	our systems and products performing in the manner we expect in customer applications and without any material modifications;

•	our ability to obtain all necessary governmental approvals for our systems and other products, including all required import-exporter licenses and permits;

•	whether the introduction of the iPura™ brand will succeed in creating preferences with the consuming public;

•	whether we will be able to apply our technology to products other than fish or use our technology in any other fields;

•	the pace at which we will utilize our existing working capital and whether our existing working capital will be sufficient for us to continue to develop our systems and products to the extent we anticipate;

•	our ability to protect our intellectual property and obtain and maintain patents and other protections for our intellectual property.

•	the possible impact from competing products or technologies;

•	possible reductions in consumer demand for fish and poultry, including as a result of any outbreaks of disease, including avian flu, or negative reports regarding the health benefits of fish and poultry;

•	our ability to hire, train and retain a consistent supply of reliable and effective employees, both domestically and in any countries in which we might be able to install one of our processing system;

•	the risk of non-payment by, and/or insolvency or bankruptcy of, our customers and others with indebtedness to us;

•	the costs of complying with applicable labor laws and requirements, including, without limitation, with respect to health care;

•	economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which we may seek to conduct our business or obtain customers;

•	changes in tax laws or the laws and regulations governing food processing and on income generated outside the United States;

•	general economic, business and social conditions in the United States and in foreign countries where we may conduct our business;

•	fluctuation in interest rates, insurance, shipping, energy, fuel and other business utilities in any countries in which we conduct business;

•	the stability of and fluctuations in currencies in which we conduct business;

•	threats or acts of terrorism or war; strikes, work stoppages or slowdowns by labor organizations in any countries in which we conduct business; and

•	natural or man-made disasters that could adversely impact the industries or countries in which we conduct business.

ITEM 1B. Unresolved Staff Comments

NONE.

ITEM 2. PROPERTIES

We lease our Corporate offices in the City of Hanford, California, for $1,125 per month. We have approximately 1,500 square feet of office facilities located at 802 N Douty St., Hanford, California. The lease is annually renewable and expires June 30, 2014.

We also lease a marketing office in Los Gatos, California, for $2,904 per month. The premises are office space of approximately 1,100 square feet and the lease rate escalates to $3,300 per month over its 3 year term. The lease expires May 31, 2015

We also lease warehouse/R&D facility in Visalia, California. We rent approximately 3,000 square feet of warehouse space on a month to month basis at $1,230 per month.

ITEM 3. LEGAL PROCEEDINGS

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

Number of Stockholders

As of February 28, 2014, we had 733 stockholders of record.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2013, we issued the securities described below which were not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the securities listed below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated by the Securities and Exchange Commission, which we refer to as the SEC, under the Securities Act.

In the fourth quarter of 2013 there were no sales of common stock

We have a short term note in the amount of $1,300,000 that bears interest at the rate of 9% per annum with the interest payable in shares of common stock valued at a price of $2.25. The note was renewed with an interest rate of 9% per annum, and a renewal bonus of 26,000 shares of common stock was issued at a value of $58,000 or $2.25 per share. The note was renewed twice during 2013 and required the issuance of 104,000 shares of common stock at $2.25 per share for a value of $234,000 for both the renewal bonus and accrued interest at maturity.

Accrued Directors fees are paid in shares of common stock. A total of 30,541 shares of common stock were issued for director fees during the fourth quarter of 2012 valued at $72,993.

Common shares were issued for services a consultant during the fourth quarter of 2013, for a total of 1,215 common shares valued at $2,905.

We did not make any repurchases of our securities during the fourth quarter of fiscal year 2013.

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

Our iPura® System is the physical on-site processing element of The iPura®Food Safety Program, which combines various food safety elements described above. Our latest generation iPura™ System is designed to process seafood, with certain customization required for different types of seafood and the specific requirements of a given installation site.

In 2009, we completed the installation of our iPura® System at a food processor located in China, Tongwei (Hainan) Aquatic Products Co., and began producing our first order of inventory and selling it in the United States. We have installed at another processor in China, the “Evergreen Aquatic facility” that is also operational and production commenced in late 2012. Two other systems are in storage, one at our Hanford, California warehouse facility and one in Vietnam at Caseamex, our contract processor. Since we did not have any sales in the second half of 2013, these iPura® Systems did not process any seafood in the second half of 2013.

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura® System. At December 31, 2013, the Company has accumulated losses approximating $74,000,000 and has incurred negative cash flow from operating activities of approximately $1,600,000 for the year ended December 31, 2013. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. The collapse of the Chilean salmon industry shifted our focus to China produced tilapia and Vietnamese produced swai (catfish), for which production systems were installed. Continued development has resulted in a more efficient, less labor intensive and more easily maintained processing systems as well as adaptions for other seafood species..

The Company has executed its marketing strategy by promoting the iPura® brand to food processors and industry associations as the world’s first food safety label. In addition to selling to retail chains on a wholesale basis, we have promoted a private label program to large retailers to exclusively source iPura labeled products to protect their own brand. In our vision, an established leader would enthusiastically “champion” the iPura® brand by promoting the iPura® logo next to its name on their product packaging, with the iPura® seal also displayed on the individually wrapped fillets inside the package (“iPura® inside”). This would communicate to customers that the retailer is doing everything possible to improve food safety, food quality and sustainability of natural resources. Our value proposition to retailers is that sourcing iPura® products will allow the retailer to increase control & trust of foreign suppliers, protect their brand and company image, and increase sales with repeat purchases due to superior products. Our private label program is a cost plus price model, earning a gross profit per pound with full transparency on cost of raw materials, the iPura® Program, logistics and a gross profit for the Company.

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

We have proceeded to validate iPura® with sales in the U.S. markets through the “importer model” and “private label brand manufacturer model” (co-branding). This has allowed the iPura® brand to gain a limited amount of market recognition which management believes will lead to important private label brand sales. However, we did not have any sales in the second half of 2013.

 Our current approach to the market is to combine two of the models (A and C) by selling to the retailer a food safety program for customer communication and brand support based on the benefits if the iPura program. The retailer would be charged a nominal cents per pound charge for the benefits of the iPura Program. We would then enter into contracts with select distributors/importers to handle the purchase of the iPura Program treated seafood from the processors as well as the shipping, importing and storage. Under this method selected distributor/importers would be strategic partners by absorbing the management and costs of logistics and carrying inventory.

We do not currently have any contracts or sales pursuant to this approach, but given the capital and resource constraints that we face, we believe this approach offers the greatest opportunity to resume revenue and sales moving forward.

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

One of the most important direct marketing opportunities of the year is presented at the International Boston Seafood Show, held in March. We have had a noticeable presence and were staffed with the sales and marketing team. We had the opportunity to meet with top executives from our target prospect list as well as to conduct interviews with media to promote the iPura® brand and private label business. We believe that this direct approach to large distributors and retailers, combined with media coverage and a limited amount of consumer marketing will result in the market acceptance of the iPura® brand.

Consumer marketing currently is limited to a social media presence. Most of our retail sales, such as at grocery stores, were made to customers without any prominent iPura® branding. For any future retail sales that we are able to generate, we hope to improve point-of-sale branding and have developed descriptive brochures and educational materials for display at various supermarkets where seafood with the iPura® seal is sold. The Social Media core tools: Facebook, Twitter, YouTube and Blogger are used to publicize iPura within industry thought leaders and directly to consumers.

Processor and Distribution Agreements

We now have two iPura systems installed under installation and supplier agreements with two separate processors, both in China. The first Chinese processor, Tongwei, has been producing tilapia fillets since 2009 as our historical source of product. The second processor at Evergreen Aquatic in China was in production producing tilapia as a second source for Safeway. A third system is on standby in Vietnam having been installed in Caseamex for production of pangasius/swai (a catfish). Since we did not have any sales in the second half of 2013, these iPura® Systems did not process any seafood in the second half of 2013.

Under these agreements, GFT is generally responsible for the cost of manufacturing, fabricating and installing the iPura® System at the processors’ facilities, with the processors providing power and utility connections and certain other operating expenses.   Our iPura® System is typically installed onto one or two processing lines at the processors’ facilities.  Our iPura® System are operated or supervised by GFT personnel, at GFT’s expense.  Seafood processed through our iPura® System will then be packaged and labeled with our iPura® seal. Our wholly owned subsidiary, iPura Food Distribution Company (“IFD”) has the exclusive rights to buy and distribute to customers the seafood processed with our iPura® System and the processors therefore cannot sell such seafood to any other customers or distributors, or otherwise use our iPura® System for any other seafood processing. In the future, we may act as brokers for selected retailers and distributors and not be the importer and reseller. The agreements have original terms but renew automatically. IFD has obtained most favored nations pricing with respect to seafood purchased under all of the agreements. None of the agreements have any minimum purchase requirements for IFD.

We have received limited purchase orders to date for our products, and had no sales in the second half of 2013. We are pursuing sales with certain select U.S. grocery store retailers, including negotiations with regional and national retailers.  Without inventory financing we intend to pursue brokering the iPura product to other importers for distribution to our customers,since our “importer” model requires significant working capital and inventory financing.

Liquidity and Capital Resources

The report from our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 included in this Form 10-K indicates that factors relating to our financial condition as of December 31, 2013 and our results of operations and cashflows for the year ended December 31, 2013 raise substantial doubt about our ability to continue as a going concern.

Historically, our primary source of cash has been the sale of equity instruments to investors and debt financing agreements. We hope to resume sales in 2014, although we cannot currently predict the timing or level of any such sales. Therefore, any funds generated from installing and operating our iPura® Systems during the next 12 months are not expected to cover our operating expenses.

Based on our cash balance as of December 31, 2013, we are in need of immediate additional financing to fund our current operating and working capital requirements. Furthermore, we believe that we will need approximately $5 million to manufacture iPura® Systems and cover operating expenses during the next twelve months, in addition to a financing vehicle or a line of credit to finance the inventory of iPura® product The amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We cannot provide assurance that funds from our future operations or funds provided by our current financing activities will meet our capital requirements, and in that event, we will continue to seek additional sources of financing to maintain liquidity. Any additional capital we raise will likely involve issuing additional shares of common stock or other equity securities, or obtaining debt financing, which could be convertible into equity securities. However, at this point, we have not specifically identified the type or sources of this funding.

As of December 31, 2013, we had trade indebtedness and accrued liabilities in the ordinary course of business as well as deferred compensation of approximately $1,038,000, other debt in the form of continuing short term loans of $640,000 from a Director and a shareholder due on demand, and a one-year note from a third party in the amount of $246,000, due in 2014.

In August 2013 a debt financing facility for a total commitment of $1.6 million was finalized with an existing shareholder. Upon signing, the Company received initial loan proceeds of $700,000. The commitments include loans for an additional $900,000 in six tranches of $150,000 each due on the first of each subsequent month, beginning on September 1, 2013. The debt carries simple interest at 3% payable at maturity. The facility has a term of one year and is renewable for one additional year at the option of the Company. Both principal and interest, all or in part, are convertible into shares of the Company’s Common Stock, at any time at the election of the lender, at the rate of $2.39 per share. The balance owing at December 31, 2013 is $1,300,000. Subsequently all of the proceeds have been received. Currently, the Company does not have the ability or resources to repay such loan if a demand is made for repayment in full

In 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 9% per year. The note has been extended for an additional six months at each maturity date and now matures in May 2013. Interest is payable at each maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as current interest expense. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the fixed rate of $2.25 per share. Pursuant to a security agreement, the note is secured by all of the assets of the Company and is subordinate to a 2006 related party note of $250,000. Currently, we do not have the ability or resources to repay such loans if a demand is made for repayment in full. In such event, this secured lender could foreclose on all of our assets as part of its security interest.

We had implemented a trade financing program consisting of promissory notes, originally secured by inventory and equipment, in a series of maturities from one to three years with annual interest rates from 8.2% to 9.0%. The notes are currently unsecured. The funds are received and controlled by a third party custodian. At December 31, 2013, the Company had $689,423 in trade financing debt on one year notes. They mature on their anniversaries throughout 2014 and, based on past renewal activity we expect that the majority will be renewed upon maturity.

We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. Since we have not located any commercial bank inventory financing, we are developing options for inventory debt financing with other private parties, as described in more detail above. Successful inventory financing is critical to fund the distribution of our products and generate revenue, based on past usage of the importer model. We cannot provide assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of this financing will be favorable to us or our stockholders. We are exploring commercial and joint venture financing opportunities and relationships with potential processor/customers with sale and lease-back arrangements.

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

Safeway dominated sales activity subsequently and demanded that we should have a dual source for the tilapia product for Safeway, which required the installation of an iPura® processing system in the Evergreen Aquatic processing plant and was accomplished by the end of 2012. This delay reduced sales to Safeway to only the individual fillets for the service case pending delivery of tilapia from the Evergreen Aquatic processor, Evergreen Aquatic product was delivered in early 2013.In mid 2013 Safeway ceased to support the iPura brand and reverted to traditional commodity sourcing for the lowest price. Additionally, the regional distributor for the private branded iPura product failed to commit to the volume necessary to continue production and China operations were put on hold. Sales in 2013 were made only in the first six months of the year. As a result sales were $830,031and $377,036 for the years ended 2013 and 2012 respectively an increase of 120%. Sales to Safeway represented 80% of total sales in 2013 and 71% in 2012.

We hope to resume sales with arrangements with distributors acting as the importer and assuming the logistics costs in 2014, although no assurances can be made. We expect this model will continue to provide gross margins in the range experienced in 2013 of 7% and 2012 of 9%. This model will continue to promote the iPura product from the existing commodity-based product pricing model we currently experience in the marketplace.

Expenses:

Our net loss for the year ended December 31, 2013 was $2,808,831compared to $3,077,352 for the previous year ended December 31, 2012, a decrease of 9%. For the year ended December 31, 2013, total operating costs decreased 8% over the year ended December 31, 2012, from $3,110,811 to $2,868,558. The reduction is general and administrative, 10%, research and development, 40% with a marketing expenses increase of 15%. All reductions are the result of a reduction of activity and headcount while organizing the Evergreen production for private label sales to Safeway. The increase in marketing expense reflects some of the logistical costs of the increase in sales volume. Both years include an impairment charge $231,652 representing iPura® Systems not scheduled for installation, including the one in Vietnam. Depreciation expense increased 61% reflecting the Evergreen Aquatic equipment being placed in service and interest expense decreased 1%. The interest charges included an expense of $234,000 in both years which is a non cash expense payable only in common stock.

Revenue increased 120% for 2013 from 2012, but the gross margin increased 79% between such years. Such increase is due solely to improved pricing to existing customers. Marketing expenses increased 15%, from $584,660 in 2012 to $673,188 in 2013 due to the increase in logistical costs related to a change in Safeway packaging. Both general and administrative and research and development expenses significantly, 10% and 40%, respectively as a percentage of revenue between the years 2013 and 2012, with the administrative function structurally established and product development function awaiting new funding for product line extension General and administrative expenses in 2013 includes a GAAP required non cash accrual of $116,300 for litigation exposure without which the decrease between years would have been 20% an additional 10% decrease.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

Information Not Previously Disclosed in a Report on Form 8-K

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and corporate governance

The names, ages and positions of our directors and executive officers, as of December 31, 2013, are set forth below. Biographical information for each of these persons also is presented below:

Name	Age	Position Held
Keith Meeks	53	Director, President and Chief Executive Officer
Marshall F. Sparks	73	Chief Financial Officer, Secretary and Treasurer
Arthur C. Agnos	75	Director
James Stockland	51	Director

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

Mr. Meeks has over 20 years of involvement in the financial services industry, and during this time, has not been sued based on the services he has provided to his clients or for any other reason or matter. No action has been taken nor charges filed against him following his receipt of the Cease and Refrain Orders from the California Corporations Commissioner.

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

CLASS	DIRECTORS	YEAR TERM EXPIRES
I	James Stockland	2015

II	Arthur C. Agnos	2016

III	Keith Meeks	2014

Meetings of the Board of Directors and Information Regarding Committees

During our fiscal year ended December 31, 2013, our Board of Directors utilized numerous conference calls to supervise management but held no formal meetings. Any formal actions were accomplished with written consents.

Our Board of Directors has established three committees: an Audit Committee, a Compensation Committee and a Nominating/Governance Committee. As of January 31, 2014, these committees were comprised as follows:

Audit Committee:	Arthur C. Agnos (Committee Chairman), (Audit Committee Financial Expert) James Stockland
Compensation Committee:	Arthur C. Agnos (Committee Chairman) James Stockland
Nominating & Governance Committee	Arthur C Agnos (Committee Chairman), Arthur C Agnos James Stockland

As of December 31, 2012, Arthur C. Agnos and James Stockland are independent directors. The Board of Directors has determined that Mr. Nielsen (who resigned on October 10, 2013) was an “audit committee financial expert” as defined under SEC rules, but Mr. Nielsen did not qualify as an “independent director” under the standards we utilize. See “Director Independence” under Item 13 below.

Section 16(a) Beneficial Ownership reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our executive officers, directors and greater than 10% stockholders to file reports of beneficial ownership of our common stock on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the SEC.

We believe that during the fiscal year ended December 31, 2013, our executive officers, directors or beneficial owners of more than 10% of our common stock complied with Section 16(a) filing requirements.

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

The following table sets forth compensation information for services rendered by our Chief Executive Officer in fiscal 2013 and our named executive officers.

SUMMARY COMPENSATION TABLE
				All
			Option	Other
Name and Principal		Salary	Awards	Compensation	Total
Position	Year	($)(1)	($)	($)(2)	($)

Keith Meeks	2013	150,000	—	17,171	167,171
President and	2012	150,000	—	17,171	167,171
Chief Executive

Marshall F Sparks	2013	120,000	—	—	120,000
Chief Financial	2012	124,000	—	—	124,000
Officer

(1)	Salary consists of compensation earned and either paid in cash or deferred until Company cash flow improves. At December 31, 2013, the cumulative deferral amounts are for: Mr. Meeks - $20,600, Mr. Sparks - $77,000.
(2)	Other Annual Compensation represents payments made on a leased vehicle and the personal use portion of rental paid for an office apartment in San Jose, CA.

Stock Option Grants

We adopted our 2006 Stock Incentive Plan in November 2006. Directors, officers, employees and consultants are eligible to receive awards under the plan. No awards have been made to officers and Directors under the 2006 Stock Incentive Plan. Other awards to the named executive officers are set forth below.

Outstanding Equity Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Keith Meeks	—	—	—	—	—
Marshall F. Sparks	—	200,000	—	$5.00	Dec. 2015
Marshall F. Sparks	—	200,000		$7.00	Dec. 2015

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

We accrued compensation for our Chairman of the Board through 2011 at an annual amount of $93,600. Beginning in 2012, the Chairman no longer received any additional compensation for serving as the Chairman, and received only normal Board fees in 2013. As of December 31, 2013, our independent directors were Arthur C. Agnos and James Stockland. All directors are entitled to be reimbursed for reasonable expenses actually incurred by them in connection with their duties as directors.

Director compensation
	Fees Earned or
	Paid	Stock Awards	Option Awards	Total
Name	in Cash ($)	($)(3)	($)	($)
Keith Meeks (1)	—	—	—	—
Gary L Nielsen (2)	—	20,997	—	20,997
Arthur C Agnos	—	27,996	—	27,996
James Stockland	—	24,000	—	24,000
Total	—	72,993	—	72,993

(1) Mr. Meeks did not receive any compensation for serving as a director. Compensation for services as an officer is disclosed above in the “Summary Compensation Table” disclosing named executive officer compensation.

(2) Mr. Nielsen has been compensated as Chairman of the Board through 2011, however, none of this amount was paid in cash but was deferred until the cash position improves. The total amount deferred for Mr. Nielsen for 2009 through 2013 is $211,700. As described above, his compensation reverted to only Board fees in 2013 and $20,996 was accrued and paid in 8,785 shares of common stock. Mr. Nielsen resigned from the Board of Directors in October 2013.

(3) The dollar amounts in this column represent the portion of directors’ fees actually paid (in the form of common stock grants) during 2013, not deferred, plus any grants of common stock for directors’ fees that were accrued in prior years but paid in 2013. A total of 30,541 shares were issued during the year for Board services and were valued at $72,993. The shares of stock are fully vested and not subject to any forfeiture or repurchase restrictions.

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

(2) Represents the unissued balance of the 2006 Stock Incentive Plan.

Beneficial Ownership Table

The following table sets forth information concerning the number of shares of our common stock as of December 31,2013, that are owned beneficially by: (i) each person (including any group) known to us to beneficially own more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our officers and directors as a group. Unless otherwise indicated, the stockholders listed below possess sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable.

Name and Address of Beneficial Owner (1)	Number of Shares of Our Common Stock	Percentage of Shares of Our Common Stock (2)
Keith Meeks (3) (6)	678,130	2.0%
Marshall F. Sparks (4) (6) (7)	183,334	0.6%
Arthur C. Agnos (5) (6)	122,979	0.4%
James Stockland (6)	88,751	0.3%
All directors and officers as a group (4 individuals)	1,073,194	3.2%

Mark Terry
1060 Cactus, Pocatello, ID 83204	1,693,178	5.1%

Global Food Tech, Inc. (“TECH”)	22,945,229	69.3%

(1)	The address of the stockholders identified in this table is c/o Global Food Technologies, Inc., 802 N Douty Street, Hanford, CA 93203, unless otherwise indicated.
(2)	The percentage ownership is based on 33,115,701 shares of GFT common stock outstanding as of December 31, 2013.
(3)	Includes indirect beneficial ownership of 678,130 shares of GFT through ownership of shares of TECH.
(4)	Includes indirect beneficial ownership of 133,334 shares of GFT through ownership of shares of TECH.
(5)	Includes indirect beneficial ownership of 24,334 shares of GFT through ownership of shares of TECH.
(6)	Messrs. Meeks, Agnos, and Stockland are the directors of TECH. Mr. Meeks is also the President of TECH and Mr. Sparks is the Chief Financial Officer and Secretary of TECH. Messrs. Meeks, Agnos Stockland and Sparks share voting and dispositive powers with respect to the GFT shares held by TECH. Each of Messrs. Meeks, Agnos, Stockland and Sparks expressly disclaims beneficial ownership of these shares solely by virtue of their positions as officers and directors of TECH. As noted above, certain of these individuals own shares of TECH, which are included on a proportional basis in calculating their indirect beneficial ownership of GFT.
(7)	Does not include warrants held by Mr. Sparks to purchase 100,000 shares of common stock, since such warrants are not exercisable currently or within 60 days of the date of this chart.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

Our parent company, Global Food Tech, Inc. (“Tech”), owns 22,945,229 shares of our Common Stock, or approximately 69% of our issued and outstanding Common Stock. As of March 1, 2013, all of our directors, Messrs. Meeks, Agnos and Stockland, served as the members of Tech’s Board of Directors. Mr. Meeks also serves as Tech’s President, and Marshall F. Sparks, our Chief Financial Officer, Secretary and Treasurer, also has been appointed as the Chief Financial Officer, Secretary and Treasurer of Tech. This commonality of our respective Boards of Directors and executive managements could create, or appear to create, potential conflicts of interest when these directors and managements are faced with decisions that could have different implications for Tech and us, including the ability of the Tech directors to vote the shares of GFT held by Tech on all matters, including the election of directors of GFT.

Related Party Transactions

With respect to each of the transactions described below, we believe that the terms of such transactions were no less favorable to us than could have been obtained from unaffiliated third parties.

In 2006, we arranged a bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at eight percent (8%) per annum and is secured by all assets, including any intellectual assets, of the Company. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. The Company determined the fair value of the warrants to be $49,245 based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 4.8%, an expected term of 2 years, and 0% dividend yield. In July 2006, $100,000 of principal was repaid. The remaining balance of $250,000 is due on demand and outstanding at December 31, 2013. The loan is guaranteed by the President of the Company.

We currently have four loans outstanding from Gary Nielsen, a former Director of the Company. In 2006, we arranged for two loans aggregating $190,000 from Mr. Nielsen, which are demand loans and bear interest of 8%. Also in 2006, we arranged an additional six month bridge loan, for $100,000 from Mr. Nielsen bearing interest at 8%. The loan was renewed each subsequent maturity for and now annually matures in November. All such loans are unsecured. An additional loan for $100,000 was borrowed from Mr. Nielsen in September 2009 for the same 30 day term and 12% interest rate. The loan remains unpaid at the date of these financial statements and was amended to become an unsecured demand note.

Director Independence

Our independent directors were Arthur C. Agnos and James Stockland. These independent directors also serve on our audit committee, compensation committee and nominating and governance committee. Mr. Nielsen also served on such committees until his resignation in October 2013. Since our common stock is not listed on any national securities exchange or other market, we are not subject to the independent director and audit committee membership rules of such exchanges. However, for purposes of determining director independence, we use the standards set forth by the American Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), independent registered public accounting firm, to audit our financial statements for the years ended December 31, 2013 and December 31, 2012.

The following table shows the fees billed for audit and quarterly review services provided by Squar Milner, for the years ended December 31, 2013 and 2012:

	2013	2012

Audit Fees (1)	$63,000	$68,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$63,000	$68,000

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

Our Audit Committee requires advance approval of all audit, audit-related, tax and other services performed by our independent registered public accounting firm. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before our independent auditor is engaged to perform it. All services performed by our independent auditors in 2013 and 2012 were approved in accordance with the Audit Committee’s pre-approval policies.

ITEM 15. EXHIBITS

Exhibit No.	Description

3.1(1)	Restated Certificate of Incorporation dated October 18, 2005.

3.2(1)	Second Amended and Restated Bylaws as of August 31, 2005.

3.3(2)	Certificate of Designation of Rights, Preferences and Privileges – Series B Preferred Stock

3.4(3)	Certificate of Designation of Rights, Preferences and Privileges – Series C Preferred Stock

10.2(5)	2006 Stock Incentive Plan

10.3(6)	Lease Agreement dated November 1, 2007 between STG Realty Ventures Inc and Global Food Technologies

10.4(7)	iPura Sales Agreement dated as of November 11, 2008 by and between GFT and Tongwei (Hainan) Aquatic Products Co., Ltd.

10.5(7)	iPura Sales Agreement dated as of November 11, 2008 by and between IFD and Tongwei (Hainan) Aquatic Products Co., Ltd.

10.6(8)	Promissory Note dated November 22, 2010 for $1,300,000 to Mukesh Paripatyadar

10.7(8)	Security Agreement dated November 22, 2010 with Mukesh Paripatyadar

10.8(9)	Lease agreement dated May 23, 2012 by and between Ipura Food Distribution Company, Inc. and Lack Properties (facility located in Los Gatos, California)

10.9(9)	Ipura Installation and Supply Agreement dated December 5, 2012 by and between Ipura Food Distribution Company, Inc. and Cantho Import-Export Seafood Joint Stock Company (Caseamex)

24.1	Power of attorney (included in signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 ‡	Certifications of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS ‡‡	XBRL Instance Document

101.SCH ‡‡	XBRL Taxonomy Schema

101.CAL ‡‡	XBRL Taxonomy Calculation Linkbase

101.DEF ‡‡	XBRL Taxonomy Definition Linkbase

101.LAB‡‡	XBRL Taxonomy Label Linkbase

101.PRE ‡‡	XBRL Taxonomy Presentation Linkbase

+	Management contract or compensatory plan or arrangement
*	Filed herewith
‡	Furnished herewith

‡‡	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed on November 23, 2005 as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.

(2)	Filed on July 15, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.

(3)	Filed on December 11, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.

(4)	Filed on October 6, 2005 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on August 2, 2007, as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.

(6)	Filed on February 27, 2009, as an exhibit to Annual Report on Form 10-K for the annual period ended December 31, 2008 and incorporated herein by reference.
(7)	Filed on October 31, 2008, as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.
(8)	Filed on March 31, 2011, as an exhibit to our Annual Report on Form 10-K for the annual period ended December 31, 2010, and incorporated herein by reference.
(9)	Filed on March 31, 2014, as an exhibit to our Annual Report on Form 10-K for the annual period ended December 31, 2013, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2014

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

Name:	Title	Date

/s/ Keith Meeks	President and Chief Executive Officer	March 28, 2014
Keith Meeks	(Principal Executive Officer), Director

/s/ Marshall F. Sparks	Chief Financial Officer, Secretary and	March 28, 2014
Marshall F. Sparks	Treasurer (Principal Financial and Accounting Officer)

/s/ Arthur C. Agnos
Arthur C. Agnos	Director	March 28, 2014

/s/ James Stockland
James Stockland	Director	March 28, 2014

GLOBAL FOOD TECHNOLOGIES, iNC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

PAGE 2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE 3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2013 and 2012

PAGE 4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012.

PAGE 5	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

PAGE 6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012.

PAGES 7-16 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global Food Technologies, Inc.

Hanford, California

We have audited the accompanying consolidated balance sheets of Global Foods Technologies, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Food Technologies, Inc. and subsidiary as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a significant accumulated deficit through December 31, 2013, has significant negative cash flow from operating activities for the year ended December 31, 2013, and has negative working capital at December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March xx, 2014

GLOBAL FOOD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$78,468	$411,265
Accounts receivable	-	38,960
Inventory	-	364,320
Prepaid expenses	10,245	30,645
Total Current Assets	88,713	845,190

PROPERTY AND EQUIPMENT, NET	258,214	629,203
OTHER ASSETS	8,782	26,100

TOTAL ASSETS	$355,709	$1,500,493

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$142,082	$164,960
Accrued liabilities	896,350	764,023
Notes payable – related parties	640,000	640,000
Convertible notes payable	1,546,000	1,546,000
Trade finance notes payable	689,423	1,187,423
Note payable	1,300,000	-
Total Current Liabilities	5,213,855	4,302,406

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT
Convertible Series C Preferred Stock, $0.0001 par value, 1,500,000 shares authorized, 399,613 shares issued and outstanding, liquidation preference of $4.50 per share	40	40
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 33,115,701 and 32,810,851 shares issued and outstanding, respectively at December 31, 2013 and 2012	3,312	3,281
Additional paid-in capital	69,073,837	68,321,270
Accumulated deficit	(73,935,335)	(71,126,504)
Total stockholders’ deficit	(4,858,146)	(2,801,913)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$355,709	$1,500,493

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2013	2012

Sales	$830,031	$377,036
Cost of sales	770,304	343,577
Gross profit	59,727	33,459
Expenses
Selling and marketing	673,188	584,660
General and administrative	1,013,858	1,121,008
Research and development	400,841	673,438
Depreciation	139,336	86,460
Impairment of property and equipment	231,652	231,652
Interest	409,683	413,593
Total expenses	2,868,558	3,110,811

NET LOSS	$(2,808,831)	$(3,077,352)

Undeclared dividends on Preferred Stock	$143,860	$143,860

Net loss attributable to Common Stockholders	(2,952,691)	(3,221,212)

Loss per common share, basic and diluted	$(0.09)	$(0.10)

Weighted average common shares outstanding, basic and diluted	32,989,635	32,026,368

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2011	399,613	$40	31,502,325	$3,149	$65,157,417	$(68,049,152)	$(2,888,546)
Issuance of common stock and warrants for cash –net of issuance costs	-	-	1,143,151	115	2,784,987	-	2,785,102
Common stock issued for services and accrued liabilities	-	-	165,375	17	378,866	-	378,883
Net loss	-	-	-	-	-	(3,077,352)	(3,077,352)
Balance, December 31, 2012	399,613	$40	32,810,851	$3,281	$68,321,270	$(71,126,504)	$(2,801,913)
Issuance of common stock and warrants for cash –net of issuance costs	-	-	169,094	17	442,683	-	442,700
Common stock issued for services and accrued liabilities	-	-	135,756	14	309,884	-	309,898
Net loss	-	-	-	-	-	(2,808,831)	(2,808,831)
Balance, December 31, 2013	399,613	$40	33,115,701	$3,312	$69,073,837	$(73,935,335)	$(4,858,146)

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,808,831)	$(3,077,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	139,337	86,460
Impairment of assets	231,652	231,652
Common stock issued for services	75,898	144,883
Changes in operating assets and liabilities:
Accounts receivable	38,960	(27,368)
Inventory	364,320	(296,380)
Prepaid expenses	20,400	11,535
Other assets	17,318	(2,911)
Accounts payable	(22,878)	(3,420)
Accrued liabilities	366,327	159,402
Net cash used in operating activities	(1,577,497)	(2,773,499)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from trade finance notes payable	55,000	210,000
Principal payments on trade finance notes payable	(553,000)	(5,000)
Proceeds from note payable	1,300,000	-
Proceeds from sale of common stock and warrants, net	442,700	2,785,102
Net cash provided by financing activities	1,244,700	2,990,102

NET (DECREASE) INCREASE IN CASH	(332,797)	216,603

CASH – BEGINNING OF YEAR	411,265	194,662

CASH – END OF YEAR	$78,468	$411,265

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$137,987	$152,397
Non-cash financing transactions:
Issuance of common stock for accrued liabilities	$234,000	$234,000

See accompanying notes to consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

1. NATURE OF BUSINESS

Global Food Technologies, Inc. (the “Company”, “we” , “our” or “us”) is a life sciences company focused on food safety processes for the food processing industry by applying its expertise to industrial processes for seafood and other proteins to make those products safer for human consumption. The Company has developed a process using its developed technology called the “iPura™ Food Processing System”. The System is installed in processor factories in foreign countries with the product currently sold in the United States. The Company’s ability to generate significant additional revenue will depend, among other things, on its ability to demonstrate the merits of the iPura™ system as well as brand development and establishing alliances with suppliers and vendors.

The Company is a registrant under rules and regulations of the Securities and Exchange Commission and has not yet obtained a listing on any stock exchange.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2013, the Company has an accumulated deficit approximating $74,000,000 and for the year ended December 31, 2013 the Company incurred a net loss and negative cash flows from operations of approximately $1,600,000. Additionally, the Company has negative working capital at December 31, 2013 of approximately $5,100,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at December 31, 2013, management estimates that it will need to raise additional capital in the amount of $5 million to cover operating and capital requirements for beyond fiscal year 2014. .. Management plans on raising the additional needed capital through issuing additional shares of common stock or other equity securities, or obtaining debt financing. In addition, management is exploring commercial and joint venture financing opportunities. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Any capital raised may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing.

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

We contract with vendors in China and have established operations in China for the production of our iPura Tilapia product. During the years ended December 31, 2013 and 2012, 100% of our purchases were from two vendors in China. The loss of this supplier or any disruptions in China relating to political or economic risks would have a material adverse effect on our operations as the sole source of Tilapia.

In the year ended December 31, 2013, Safeway, Inc. accounted for 80% of sales and Tony’s Fine Foods for the remaining 20%. For the prior year ended December 31, 2012, Safeway at 71% and The Meat Market at 29%, with Safeway accounting for 73% of accounts receivable at December 31, 2012.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.  Market is determined by comparison with recent sales or net realizable value. Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves were considered necessary as of December 31, 2013 and 2012. . There is no inventory at December 31, 2013.

Property and Equipment

Property and equipment are stated at cost and consists of our iPura systems equipment. Depreciation is computed using the straight line method based on the estimated useful lives of the assets, all estimated at five years. There are no capitalized leasehold improvements. The two operational iPura™ equipment systems are located in China at December 31, 2013. Two other systems have not been placed in service and are considered fully impaired. . The two systems in China remain capitalized at an installed cost of $691,664 in both 2013 and 2012. Accumulated depreciation was $433,450 and $294,114, respectively, as of December 31, 2013 and 2012.

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

During the year ended December 31, 2013, we impaired one of our iPura™ systems because the system was installed in Vietnam but never placed in service. The Company does not have any current plans to place the system in service before its theoretical useful life is exceeded. Accordingly, its cost of $231,652 was charged to impairment expense during 2013. Another iPura™ system intended for Vietnam remains in storage in the United States and was considered impaired for the same reasons in 2012. Accordingly, its cost of $231,652 was charged to impairment expense during 2012.

Patents and Trademarks

The Company has three U.S. patents that relate to proprietary technologies and has filed additional patent applications in both the U.S. and several foreign countries. The Company has registered the iPura™ brand name in the U.S. and has filed additional applications in several foreign countries for the iPura™ brand name.

Costs associated with patents and trademarks were not significant at December 31, 2013 and 2012.

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

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, and notes payable approximate their fair value as of December 31, 2013 due to their short term nature.

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

There are 9,707,821 and 9,682,463 stock purchase warrants outstanding at December 31, 2013 and 2012, respectively, which were not used in the computation of loss per share as their effect would be antidilutive.

The Company has outstanding Series C Preferred Stock (see Note 7) which carries an undeclared cumulative dividend feature. Cumulative undeclared dividends are $564,420 and $420,560 as of December 31, 2013 and 2012, respectively.

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

Management has evaluated events subsequent to December 31, 2013 through the date that the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

3. TRADE AND EQUIPMENT FINANCING DEBT

As an alternative to commercial trade financing and factoring, the Company instituted a program of issuing one year promissory notes, at the time secured by inventory or iPura equipment systems, with annual interest rates from 8.2% to 9.0%. The funds are received and controlled by a third party custodian. The notes are unsecured. At December 31, 2013, the Company owed $689,423 in trade financing debt. Individual notes mature on their anniversaries throughout 2014 and based on past renewal activity the Company expects that the majority will be renewed upon maturity. None of this debt is in default.

4. CONVERTIBLE NOTES PAYABLE

In 2010, the Company borrowed $126,000 from a third party. The note had a one year term and was renewed at its maturity. The note is now due in July 2014, bears annual interest of 9%, is unsecured, and is convertible into common stock at any time at a fixed price of $4.50 per share. An additional $120,000 was borrowed from the same third party in 2010 in two one year notes bearing interest of 9%. These notes were renewed at maturity and are now due in June 2014. The original note included 14,000 warrants, with an exercise price of $7.00 per share and a term of 2 years.

In August 2013 a debt financing facility for a total commitment of $1.6 million was finalized with an existing shareholder. Upon signing, the Company received initial loan proceeds of $700,000. The commitments include loans for an additional $900,000 in six tranches of $150,000 each due on the first of each subsequent month, beginning on September 1, 2013. The debt carries simple interest at 3% payable at maturity. The facility has a term of one year and is renewable for one additional year at the option of the Company. Both principal and interest, all or in part, are convertible into shares of the Company’s Common Stock, at any time at the election of the lender, at the rate of $2.39 per share. The balance owing at December 31, 2013 is $1,300,000. Subsequently all of the proceeds under this commitment have been received. Currently, the Company does not have the ability or resources to repay such loan if a demand is made for repayment in full.

5. NOTES PAYABLE TO RELATED PARTIES

Shareholder loans

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

Former director loan

In 2006, we arranged for three loans aggregating $290,000 from a former director of the Company. Two of the loans aggregating $190,000 are demand loans and bear interest of 8%. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. Additional consideration for the three loans was approved by the Company’s Board of Directors in August 2006, in the form of warrants to purchase 29,000 shares of common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In August 2006, we arranged for a fourth loan, a six month bridge loan, for $100,000 from the Director bearing interest at 8%. The loan was renewed each subsequent maturity with the term extended to one year and now matures in November 2014. In November 2010, for the same 12% interest rate, the Company borrowed an additional $100,000 from such director, due on demand. The current indebtedness to the former director is $390,000, all of which is unsecured. The Director resigned his position in 2013 and is no longer affiliated with the Company.

6. NOTE PAYABLE

On November 22, 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 18% per year. The note was extended for an additional six months and has been renewed at each maturity for an additional six months. The note is now due in May 2014. The renewal involved issuing a renewal bonus of $58,500, charged to interest expense and paid in shares of common stock at $2.25 per share, to reduce the interest rate to 9% per year. The first six month renewal bonus was paid in November 2011 with the issuance of 26,000 shares, additional 26,000 bonus share issuances were made at each subsequent renewal in May and November of each year. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as interest expense ratably as incurred. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the fixed rate of $2.25 per share. The Note is secured by all of the assets of the Company and is subordinate to the 2006 shareholder note of $250,000. Currently, the Company does not have the ability or resources to repay such loans if a demand is made for repayment in full.

7. STOCKHOLDERS’ DEFICIT

Preferred Stock Issuance

We are authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001. Of such amount, 8,000,000 shares were designated “Series A” Preferred Stock. There is no Series A Preferred Stock outstanding at December 31, 2013 and 2012.

Of such 20,000,000 authorized shares, 1,000,000 shares were designated Series B Preferred Stock with a par value of $0.0001. The Series B had preferential rights in liquidation over common stock and was convertible into common stock at a conversion rate of $4.50 per share. In December 2010, the Series B Preferred Stock was converted to Series C Preferred Stock (below) on a share for share basis. There is no Series B Preferred Stock outstanding at December 31, 2013 and 2012.

In October 2010, we designated a Series C Preferred Stock and authorized the issuance of 1,500,000 shares at a par value of $0.0001. The Series C has preferential rights in liquidation over common stock at $4.50 per share and is convertible into common stock at a one to one conversion rate. There is mandatory conversion to common stock upon the earlier of certain events or five years. The Series C Preferred Stock bears a dividend of 8% payable in cash upon declaration of the dividend by the Company’s Board of Directors and such accrued dividend shall be payable in cash only in the event working capital requirements permit. Each issued share is accompanied by two warrants to purchase common stock for a period of three years at an exercise price for the greater of $3.00 or 50% of the bid price on an approved public exchange or the most recent private offering price if there is no exchange. At December 31, 2013, there were 399,613 shares of Series C Preferred Stock issued and outstanding.

The cumulative undeclared dividends on the Series C Preferred Stock are $564,420 and $420,560 at December 31, 2013 and 2012, respectively.

Common Stock Issuances

In 2012, a total of 1,143,151 shares of common stock and 53,357 warrants to purchase common shares were issued in private placements for net proceeds of $2,785,102. 1,087,866 of these shares were issued under the equity subscription described below. The remaining 55,285 shares and the 53,357 warrants were issued in the ongoing private placement of units of one share and either one warrant or one-half warrant for a price of $3.50 per unit. The proceeds of $193,501 were subject to commissions of $8,400 yielding net proceeds of $185,101. The warrants are exercisable for $7.00 per share for a 3 year term. An additional 165,375 shares were issued in 2012 for services, director’s fees and note interest. Consultants received 17,947 shares in lieu of cash, 43,428 shares were issued for accrued Directors fees and 104,000 shares for accrued interest.

In 2013, a total of 169,094 shares of common stock and 25,358 warrants to purchase common shares were issued in private placements for net proceeds of $442,700. 125,523 of these shares were issued under the equity subscription described below. The remaining 43,571 shares and the 25,358 warrants were issued in the ongoing private placement of units of one share and either one warrant or one-half warrant for a price of $3.50 per unit. The private placement proceeds of $152,500 were subject to commissions of $9,800 yielding net proceeds of $142,700. The warrants are exercisable for $7.00 per share for a 3 year term. An additional 135,756 shares were issued in 2013 for services, director’s fees and note interest. Consultants received 1,215 shares in lieu of cash, 30,541 shares were issued for accrued Directors fees and 104,000 shares for accrued interest.

All of the service shares above were valued at $2.39 per share while the accrued interest was converted at the contractual rate of $2.25. The accrued interest relates to the short term note in the principal amount of $1,300,000 (described in Note 6) which provides that the interest accrued by paid in common stock at the rate of $2.25 per share. Interest is due every six months on maturity and requires a renewal bonus of $58,500 paid in 26,000 shares.

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

There were no awards made under the plan in 2013 or 2012. Through December 31, 2013, 1,345,000 shares of common stock have been granted and there remains 1,655,000 shares available for grant under the plan.

The shares are fully vested and become transferable upon registration of the shares with the Securities and Exchange Commission or upon the obtainment of a listing in a market initiated by us.

Officers and Directors Stock Compensation

The Board periodically issues shares and warrants to Directors for specific compensation elements. At December 31, 2013, there were 700,000 warrants outstanding to Officers and Directors exercisable at $5.00 to $7.00, with an extended expiration date of December 31, 2015.

The Company’s Directors compensation and expenses are paid in shares of common stock as long as cash flow from operations is negative. Common shares were issued to Directors for accrued compensation in the amount of 30,541 shares in 2013 and 43,428 shares in 2012 valued at $72,993 and $ 101,989, respectively.

There were no grants of options or warrants to officers or Directors in 2013 or in 2012.

A summary of the status of these compensation arrangements is as follows:

	Warrants For Shares	Weighted Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	700,000	$5.57	2.0	$-
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2012	700,000	$5.57	1.0	$-
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2013	700,000	$5.57
Exercisable at December 31, 2013	700,000	$5.57	2.0	$-

Warrants

Through December 31, 2013 we had issued 9,707,821 warrants, exercisable for various terms at exercise prices of $3.00 to $7.00, in conjunction with sales of common and preferred stock and awards for services, including the 700,000 warrants noted above.

In 2011, we extended the expiration date of all warrants to December 31, 2015 without modifying the exercise price. These warrants were issued in conjunction with equity sales and therefore no adjustment was charged to paid in capital and there was no income statement effect.

At December 31, 2013, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price
Wutstanding at December 31, 2011	9,629,106	$5.55
Granted	53,357	7.00
Expired	-	-
Outstanding at December 31, 2012	9,682,463	$5.56
Granted	25,358	7.00
Expired	-	-
Outstanding at December 31, 2013	9,707,821	$5.57

The following table summarizes information about warrants outstanding at December 31, 2013:

Warrants Outstanding and Exercisable

Number of Shares			Weighted Average
Under Warrants	Exercise Price	Expiration Date	Exercise Price
3,679,066	$7.00	2015	$7.00
5,764,755	$3.00-5.00	2015	$4.70
64,000	$4.50	(1)	$4.50
200,000	$4.50	(2)	$4.50
9,707,821			$5.56
(1)	Expires two years after repayment of principal on notes giving rise to the warrants
(2)	Warrants expire 2 years after commencement of trading of common shares

8. COMMITMENTS AND CONTINGENCIES

We lease our headquarters in Hanford, California, an R&D/warehouse facility in Visalia California and an office in Los Gatos, California. We also lease an automobile for an officer and office equipment. Future minimum lease payments required on these non-cancelable operating leases are as follows:

Years ended December 31,	Amount
2014	60,296
2015	19,800
$80,096

Facilities rent expense for the year ended December 31, 2013 was $123,328 and is included in general and administrative expenses on the accompanying consolidated statement of operations.

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

9. INCOME TAXES

The Company does not have significant income tax expense or benefit from inception through December 31, 2013. The tax net operating losses have resulted in a deferred tax asset with a 100% valuation allowance applied against such asset at December 31, 2013 and 2012. The tax net operating loss carryforward (“NOL”) approximates $43 million at December 31, 2013. Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code. Such NOL’s expire at various dates through 2033.

The income tax effect of temporary differences between financial and tax reporting gives rise to a deferred income tax asset at December 31, 2013 and 2012 as follows:

	2013	2012
Deferred tax asset –NOL’s	$17,684,000	$16,834,000
Less valuation allowance	$(17,684,000)	$(16,834,000)
Net deferred tax asset	$-	$-

The valuation allowance increased by approximately $850,000 and $530,000 during the years ended December 31, 2013 and 2012, respectively.

A reconciliation of the effective income tax rate to the United States statutory income tax rate for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Tax benefit at the U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0%	34.0%
Effective income tax rate	-%	-%

The Company’s income tax returns may be subject to examination by federal and state taxing authorities. Because application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the accompanying financial statements could be changed at a later date upon final determination by taxing authorities. Based on management’s assessment of ASC Topic 740, management concluded that the Company does not have any uncertain tax positions as of December 31, 2013.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense. The Company’s federal and state income tax returns remain open after filing for 3 years and 4 years, respectively.

