Form 10-K/A
period 2013-12-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2014-04-11
CIK 1122108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The Report of Independent Registered Public Accounting Firm included with our original Annual Report on Form 10-K filed on March 31, 2014 inadvertently omitted the exact date of such Report of Independent Registered Public Accounting Firm. This Amendment is being filed to include a dated copy of the Report of Independent Registered Public Accounting Firm.

As required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, we are also filing as exhibits to this Amendment the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing, this Amendment neither alters the original Annual Report filed nor updates the original Annual Report to reflect events or developments since the date of filing of the original Annual Report.

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

Dated: April 11, 2014

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

Name:	Title	Date

/s/ Keith Meeks	President and Chief Executive Officer	April 11, 2014
Keith Meeks	(Principal Executive Officer), Director

/s/ Marshall F. Sparks	Chief Financial Officer, Secretary and	April 11, 2014
Marshall F. Sparks	Treasurer (Principal Financial and Accounting Officer)

/s/ Arthur C. Agnos
Arthur C. Agnos	Director	April 11, 2014

/s/ James Stockland
James Stockland	Director	April 11, 2014

GLOBAL FOOD TECHNOLOGIES, iNC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

PAGE 2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE 3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2013 and 2012

PAGE 4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012.

PAGE 5	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

PAGE 6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012.

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

March 28, 2014

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

A civil complaint was received dated September 10, 2013 for breach of contract involving a real property lease for a warehouse/R&D facility in Hanford CA. The lease has a term ending in October 2014. We ceased using the facility and stopped paying rent in May 2013. The lawsuit is the culmination of a 3 year dispute over various aspects of the lease and occurred with the change of ownership of the property. The landlord and plaintiff, STG Realty Ventures, Inc. filed the suit in Kings County, CA Superior Court and asks for computed damages of $160,792 for failure to pay rent, plus interest and attorneys’ fees. The Company believes that it may have viable defenses with respect to some of the damages asked for in the suit. However, no assurances can be given with respect to the outcome of the litigation and a judgment against the Company could have a material, adverse impact on our financial condition. Such amount was recorded in accrued liabilities on the accompanying consolidated balance sheet at December 31, 2013.

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

