Form 10-Q
period 2014-03-31
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2014-05-14
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2014

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

Large accelerated filer ☐ accelerated filer ☐ non accelerated filer ☐ smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of April 30, 2014
Common stock, par value $0.0001	33,115,701

GLOBAL FOOD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Current Assets
Cash	$7,402	$78,468
Prepaid expenses	6,453	10,245
Total Current Assets	13,855	88,713

Property and Equipment, net	240,922	258,214

Other Assets	8,782	8,782

TOTAL ASSETS	$263,559	$355,709

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$54,523	$142,082
Accrued liabilities	1,083,284	896,350
Notes payable – related parties	250,000	250,000
Convertible notes payable	1,846,000	1,546,000
Trade finance notes payable	689,423	689,423
Note payable	1,690,000	1,690,000
Total Current Liabilities	5,613,230	5,213,855

Stockholders’ Deficit:
Convertible Series C Preferred stock, $0.0001 par value, 1,500,000 shares authorized, 399,613 shares issued and outstanding, liquidation preference of $4.50 per share	40	40
Common stock, $0.0001 par value, 100,000,000 shares authorized, 33,115,701 shares issued and outstanding.	3,312	3,312
Additional paid-in capital	69,073,837	69,073,837
Accumulated deficit	(74,426,860)	(73,935,335)
Total Stockholders’ Deficit	(5,349,671)	(4,858,146)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$263,559	$355,709

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenues	$-	$249,241
Cost of goods sold	-	237,236
Gross profit	-	12,005

Operating Expenses
Marketing	115,779	106,748
General and administrative	234,630	291,573
Research and development	39,142	145,417
Depreciation	17,292	34,584
Interest	84,682	74,278
Total Operating Expenses	491,525	652,600

NET LOSS	$(491,525)	$(640,595)

Undeclared dividends on Preferred Stock	35,965	35,965

Net loss attributable to common stockholders	(529,291)	(676,560)

Loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding, basic and diluted	33,115,701	32,931,308

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2014

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2013	399,613	$40	33,115,701	$3,312	$69,073,837	$(73,935,335)	$(4,858,146)
Net loss	-	-	-	-	-	(491,525)	(491,525)
Balance, March 31, 2014	399,613	$40	33,115,701	$3,312	$69,073,837	$(74,426,860)	$(5,349,671)

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(491,525)	$(640,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,292	34,5844
Changes in operating assets and liabilities:

Accounts receivable	-	(8,336)
Inventory	-	(72,731)
Prepaid expenses	3,792	(23,695)
Accounts payable	(87,559)	214,688
Accrued liabilities	186,934	52,067
Net cash used in operating activities	(371,066)	(445,248)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	300,000	-
Proceeds trade finance from notes payable	-	50,000
Principal payments on trade finance notes payable	-	(40,000)
Sale of common stock and warrants, net	-	340,400

Net cash provided by financing activities	300,000	350,400

NET DECREASE IN CASH	(71,066)	(94,848)

CASH – BEGINNING OF PERIOD	78,468	411,265

CASH – END OF PERIOD	$7,402	$316,417

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$24,557	$36,229

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

1. Description and nature of the business, organization and basis of presentation.

Global Food Technologies, Inc., a Delaware corporation, (“GFT”, “we”, “our” or the “Company”) is a life sciences company focusing on (1) the commercialization of food safety applications for our proprietary scientific food processing technologies, which are currently focused on increasing the quality and value of commercially packaged seafood (and may expand to poultry and other meats), and making these products safer for human consumption by reducing disease-causing bacteria; (2) our iPura® Food Safety and Quality Assurance Service Program (“The iPura® Program”), which is a comprehensive food safety and quality assurance program focused on the execution of extraordinary food safety measures at the source of food production to increase the safety and quality of the food; (3) the promotion and sales of food products that have been treated under the iPura® Program and bear our iPura® consumer food safety seal; and (4) licensing of the iPura® seal.

The Company is a registrant under rules and regulations of the United States Securities and Exchange Commission (“SEC”) but has not yet obtained a listing on any stock exchange.

Going concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2014, the Company has an accumulated deficit approximating $74,400,000, and for the three months ended March 31, 2014, negative cash flows from operations of approximately $371,000. Additionally, the Company has negative working capital at March 31, 2014 of approximately $5,600,000. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at March 31, 2014, management estimates that it will need to raise additional capital in the amount of approximately $3 million to cover operating and capital requirements for the remainder of the 2014 fiscal year. Management plans on raising the additional needed capital through issuing additional shares of common stock or other equity securities, or obtaining debt financing. In addition, management will explore commercial and joint venture financing opportunities if and when they arise. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Any capital raised may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading, have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2013, filed with the SEC on March 28, 2014 and April 11, 2014, respectively. The results of operations for the quarter ended March 31, 2014 are not necessarily indicative of the results expected for a full year or for any future period. The condensed consolidated balance sheet as of December 31, 2013 and any related disclosures have been derived from the December 31, 2013 audited financial statements filed in the Company’s 2013 Form 10-K and 10-K/A.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.  Market is determined by comparison with recent sales or net realizable value. Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves have been considered necessary as there is no inventory at March 31, 2014 or December 31, 2013.

Property and Equipment

Property and equipment are stated at cost and consists of our iPura systems equipment. Depreciation is computed using the straight line method based on the estimated useful lives of the assets, all estimated at five years. There are no capitalized leasehold improvements. The two operational iPura™ equipment systems are located in China at March 31, 2014. Two other systems originally capitalized at an aggregate installed cost of $ 463,305 have not been placed in service and are carried at a net cost of $0 as of March 31, 2014 and December 31, 2013 based on impairment charges recorded. The two systems in China were capitalized at an installed cost of $691,664. Accumulated depreciation was $450,742 and $433,450, respectively, as of March 31, 2014 and December 31, 2013.

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

Loss per Common Share

Basic and fully diluted cost per common shares for the three months ended March 31, 2014 were the same as potential common shares, consisting of 399,613 common shares underlying outstanding convertible Series C preferred stock, 9,707,821 common shares underlying outstanding warrants and 1,345,000 common shares underlying outstanding stock options have been excluded from the loss per share calculation, as their inclusion would be antidilutive.

Subsequent Events

Management has evaluated events subsequent to March 31, 2014 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Reclassifications

Certain reclassifications have been made to the December 31, 2013 condensed consolidated financial statements to conform to the March 31, 2014 presentation.

2. Trade Finance Notes Payable

As an alternative to commercial trade financing and factoring, the Company instituted a program of issuing one year promissory notes, at the time secured by inventory or iPura equipment systems, with annual interest rates from 8.2% to 9.0%. The funds are received and controlled by a third party custodian. The notes are unsecured. At March 31, 2014 and December 31, 2013, the Company owed $689,423 in trade financing debt. Individual notes mature on their anniversaries throughout 2014 and based on past renewal activity the Company expects that the majority will be renewed upon maturity. $85,000 of this debt is currently in default.

3. Convertible Notes Payable

In 2010, the Company borrowed $126,000 from a third party. The note had a one year term and was renewed at its maturity. The note is now due in July 2014, bears annual interest of 9%, is unsecured, and is convertible into common stock at any time at a fixed price of $4.50 per share. An additional $120,000 was borrowed from the same third party in 2010 and 2011 in the form of two one year notes bearing interest of 9%. One of these notes was renewed at maturity and is now due in June 2014. The remaining note of $70,000 matured in March, 2014 and is now in default. The original note included 14,000 warrants, with an exercise price of $7.00 per share and a term of 2 years. Currently, the Company does not have the ability or resources to repay such loans along with accrued interest of approximately $5,000 at March 31, 2014, if a demand is made for repayment in full when due.

In August 2013, a debt financing facility for a total commitment of $1.6 million was finalized with an existing shareholder. Upon signing, the Company received initial loan proceeds of $700,000. The commitments include loans for an additional $900,000 in six tranches of $150,000 each due on the first of each subsequent month, beginning on September 1, 2013. The debt carries simple interest at 3% payable at maturity. The facility has a term of one year and is renewable for one additional year at the option of the Company. Both principal and interest, all or in part, are convertible into shares of the Company’s Common Stock, at any time at the election of the lender, at the rate of $2.39 per share. All of the commitment has been received and the balance owing at March 31, 2014 is $1,600,000. Currently, the Company does not have the ability or resources to repay such loan along with accrued interest of approximately $24,000 at March 31, 2014, if a demand is made for repayment in full at the maturity date of August 2014.

4. Notes Payable - Related Parties

In 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at 8% and is secured by all Company assets, including any intellectual property assets. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In July 2006, $100,000 of principal was repaid. The remaining balance of $250,000 is due on demand. The loan is guaranteed by the President of the Company. Currently, the Company does not have the ability or resources to repay such loan along with accrued interest of approximately $79,000 at March 31, 2014, if a demand is made for repayment in full.

5. Note Payable

In November 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 18% per year. The note was extended for an additional six months and has been renewed at each maturity for an additional six months. The note is now due on May 22, 2014. The renewal involved issuing a renewal bonus of $58,500, charged to interest expense and paid in shares of common stock at $2.25 per share, to reduce the interest rate to 9% per year. The first six month renewal bonus was paid in November 2011 with the issuance of 26,000 shares. Additional 26,000 share issuances were made at each subsequent renewal in May and November. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as interest expense ratably as incurred. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the fixed rate of $2.25 per share. The Note is secured by all of the assets of the Company and is subordinate to the 2006 shareholder note of $250,000. The Company is currently negotiating a renewal of such note. However, the Company does not have the ability or resources to repay such loans along with accrued interest of approximately $54,000 at March 31, 2014, if a demand is made for repayment in full when due.

In 2006, we arranged for three loans aggregating $290,000 from a Director of the Company. Two of the loans aggregating $190,000 are demand loans and bear interest of 8%. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. Additional consideration for the three loans was approved by the Company’s Board of Directors in August 2006, in the form of warrants to purchase 29,000 shares of common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In August 2006, we arranged for a fourth loan, a six month bridge loan, for $100,000 from the Director bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in November 2013. In November 2010, for the same 12% interest rate, the Company borrowed an additional $100,000 from such director, due on demand. The current indebtedness to the Director is $390,000, all of which is unsecured. The Director resigned his position in 2013 and is no longer affiliated with the Company. Currently, the Company does not have the ability or resources to repay such loan along with accrued interest of approximately $188,000 at March 31, 2014, if a demand is made for repayment in full.

6. Stockholders’ Deficit

Common Stock Issuances

We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations.

In the three month period ended March 31, 2014, there were no issuances of common stock or warrants to purchase common stock

7. Commitments and Contingencies

A civil complaint was received dated September 10, 2013 for breach of contract involving a real property lease for a warehouse/R&D facility in Hanford CA. The lease has a term ending in October 2014. We ceased using the facility and stopped paying rent in May 2013. The lawsuit is the culmination of a 3 year dispute over various aspects of the lease and occurred with the change of ownership of the property. The landlord and plaintiff, STG Realty Ventures, Inc. filed the suit in Kings County, CA Superior Court and asks for computed damages of $160,792 for failure to pay rent, plus interest and attorneys’ fees. The Company believes that it may have viable defenses with respect to some of the damages asked for in the suit. However, no assurances can be given with respect to the outcome of the litigation and a judgment against the Company could have a material, adverse impact on our financial condition. Such amount was recorded in accrued liabilities on the accompanying condensed consolidated balance sheet at March 31, 2014 and December 31, 2013.

8. Subsequent Event

In May 1, 2014, an additional debt financing facility for a total commitment of Five Hundred Fifty Thousand ($550,000) was finalized with an existing shareholder. Upon signing, the Company received initial loan proceeds of $230,000. The commitments include loans for an additional $320,000 in four tranches of $80,000 each due on the first of each subsequent month, beginning on June 1, 2014. The debt carries simple interest at 3% payable in Common Stock at maturity. The facility has a term of one year and is annually renewable for an additional year at the option of the Company. The principal is convertible into shares of the Company’s Common Stock, at any time at the election of the lender, at the rate of $2.39 per share.

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

In 2009, we completed the installation of our iPura® System at a food processor located in China, Tongwei (Hainan) Aquatic Products Co., and began producing our first order of inventory and selling it in the United States. We have installed at another processor in China, the “Evergreen Aquatic facility” that previously was operational after production commenced in late 2012. Two other systems are in storage, one at our Visalia, California warehouse facility and one in Vietnam at Caseamex, our contract processor. Since we did not have any sales or orders in the second half of 2013 or the first quarter f 2014, none of these iPura® Systems processed any seafood in the second half of 2013 or first quarter of 2014.

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura® System. At March 31, 2014, the Company has accumulated losses approximating $74,400,000 and has incurred negative cash flow from operating activities of approximately $371,000 for the quarter ended March 31, 2014. Additionally, the Company has negative working capital at March 31, 2014. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. The collapse of the Chilean salmon industry shifted our focus to China produced tilapia and Vietnamese produced swai (catfish), for which production systems were installed. Continued development has resulted in a more efficient, less labor intensive and more easily maintained processing systems as well as adaptions for other seafood species.

The Company has executed its marketing strategy, within the constraints of our limited capital resources, by promoting the iPura® brand to food processors and industry associations as the world’s first food safety label. In addition to selling to retail chains on a wholesale basis, we have promoted a private label program to large retailers to exclusively source iPura labeled products to protect their own brand. In our vision, an established leader would enthusiastically “champion” the iPura® brand by promoting the iPura® logo next to its name on their product packaging, with the iPura® seal also displayed on the individually wrapped fillets inside the package (“iPura® inside”). This would communicate to customers that the retailer is doing everything possible to improve food safety, food quality and sustainability of natural resources. Our value proposition to retailers is that sourcing iPura® products will allow the retailer to increase control & trust of foreign suppliers, protect their brand and company image, and increase sales with repeat purchases due to superior products. Our private label program is a cost plus price model, earning a gross profit per pound with full transparency on cost of raw materials, the iPura® Program, logistics and a gross profit for the Company.

Distribution and Marketing Plan

Management believes that it is commercially feasible to create recurring revenue streams through service, sales, and licensing to capitalize on the potential of our proprietary technologies, market opportunities and human resources. We previously identified four potential price-per-pound revenue models and in each model, GFT would provide the daily on-site service to maintain control of The Highest Standard in Food Safety and Quality. The models are discussed in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2013, filed with the SEC on March 28, 2014 and April 11, 2014, respectively.

We previously had iPura® sales in the U.S. markets through the “importer model” and “private label brand manufacturer model” (co-branding). This allowed the iPura® brand to gain a limited amount of market recognition. However, after Safeway discontinued ordering our products, we have not had any sales since the first half of 2013.

Due to resource constraints and our lack of inventory financing, our current plan is to combine two of the models by selling to the retailer a food safety program for customer communication and brand support based on the benefits if the iPura program. The retailer would be charged a nominal cents per pound charge for the benefits of the iPura Program. We would then enter into contracts with select distributors/importers to handle the purchase of the iPura Program treated seafood from the processors as well as the shipping, importing and storage. Under this method selected distributor/importers would be strategic partners by absorbing the management and costs of logistics and carrying inventory.

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

Processor and Distribution Agreements

We now have two iPura systems installed under installation and supplier agreements with two separate processors, both in China. The first Chinese processor, Tongwei, began producing tilapia fillets in 2009 as our historical source of product. The second processor at Evergreen Aquatic in China was in production producing tilapia as a second source for Safeway. A third system is on standby in Vietnam having been installed in Caseamex for production of pangasius/swai (a catfish). Since we have had no sales since the first half of 2013, these iPura® Systems did not process any seafood in this quarter.

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

We have received limited purchase orders to date for our products, and had no sales since the first half of 2013, since the termination of orders by Safeway. We continue to pursue sales opportunities with certain select U.S. grocery store retailers, although we cannot be certain that our efforts will be successful or that we will be able to resume generating sales and revenue.  Without inventory financing we intend to pursue brokering the iPura product to other importers for distribution to our customers (as described above), since our “importer” model requires significant working capital and inventory financing.

Liquidity and Capital Resources

The report from our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 included in Form 10-K and form 10-K/A filed with the SEC on March 28, 2014 and April 11, 2014, respectively, indicates that factors relating to our financial condition as of December 31, 2013 and our results of operations and cashflows for the year ended December 31, 2013 raise substantial doubt about our ability to continue as a going concern.

Historically, our primary source of cash has been the sale of equity instruments to investors, as well as loans and debt instruments. In recent quarters, debt instruments have been a larger source of financing than stock sales. Although we are continuing to pursue sales opportunities and hope to resume generating revenue from resumed sales of seafood processed with our iPura® Systems within the next 12 months, there can be no assurances that these sales efforts will be successful. In addition, if we are able to resume sales in the next twelve months, any such revenues that are generated are not expected to cover our operating expenses.

Based on our cash balance as of March 31, 2014, we are in need of immediate additional financing to fund our current operating and working capital requirements. Furthermore, we believe that we will need approximately $3 million to cover operating expenses during the next twelve months. If we are unable to reach an agreement with an importer to cover inventory cots, then we would also need a financing vehicle or a line of credit to finance the inventory of iPura® product. The amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We cannot provide assurance that funds from our future operations or funds provided by our current financing activities will meet our capital requirements, and in that event, we will continue to seek additional sources of financing to maintain liquidity. Any additional capital we raise will likely involve issuing additional shares of common stock or other equity securities, or obtaining debt financing, which could be convertible into equity securities. However, at this point, we have not specifically identified the type or sources of this required funding.

As of March 31, 2014, we had trade indebtedness in the ordinary course of business as well as other debt in the form of continuing short term loans due on demand of $250,000 from a non-principal shareholder, which is secured by all Company assets, including any intellectual property assets.

In August 2013, a convertible debt financing facility for a total commitment of $1.6 million was finalized with an existing shareholder. The last of the commitment was received in February 2014 and the balance on the one year note is $1,600,000 at March 31, 2014. Such debt financing facility is due in August 2014. We also have other convertible notes payable totaling $246,000 payable to a third party. One note of $70,000 is currently in default and the remaining notes totalling $176,000 mature in June and July, 2014, respectively.

We had implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring. This financing program issued one year promissory notes, secured by inventory and equipment, with annual interest rates from 8.2% to 9.2%. The notes are currently unsecured. At March 31, 2014, the Company had $689,423 in these one year notes. They mature on their anniversaries throughout 2014 and, based on past renewal activity we expect that the majority will be renewed upon maturity. $85,000 of this debt is currently in default.

In 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 9% per year. The note has been extended for an additional six months at each maturity date and now matures on May 22, 2014. Pursuant to a security agreement, the note is secured by all of the assets of the Company and is subordinate to a 2006 related party note of $250,000. We are currently negotiating a renewal of such note. We also have other short term notes payable totaling $390,000 from a former Director of the Company, of which $290,000 is due on demand and $100,000 is due in July 2014.

Currently, we do not have the ability or resources to repay any of such loans a) when due or b) if a demand is made for repayment. In such event, the secured lenders could foreclose on all of our assets as part of its security interest.

We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. Since we have not located any commercial bank inventory financing, we continue to seek options for inventory debt financing with other private parties, or to have an importer carry such inventory costs, as described in more detail above. Successful inventory financing is critical to fund the distribution of our products and generate revenue. We cannot provide assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of this financing will be favorable to us or our stockholders. We have from time to time also explored commercial and joint venture financing opportunities and relationships with potential processor/customers, and expect to continue to seek out such potential arrangements.

We believe that we have adequate plant capabilities and capacity and sufficient qualified personnel to achieve our planned operations over the next 12 months. Historically, the fabrication of major components of our iPura® System have been outsourced. We will likely continue this practice, and may also elect to outsource the integration and installation of the units depending on the number of units installed and the logistics of a particular site. We plan to add non-technical support personnel to manage any increase in administrative requirements based on the availability of funding.

Results of Operations

Sales:

The Company had no sales revenue in the quarter ended March 31, 2014 due to lapse in the long term relationship with Safeway, described in more detail below. The sales revenue in the comparable 2013 period was $249,241, solely attributable to sales to Safeway.

In 2012, we negotiated with Safeway, Inc. to expand our product offering to a co-branded two pound bag. Raw product pricing mandated that we should have a dual source for the tilapia product for Safeway, which required the installation of an iPura processing system in the Evergreen Aquatic processor. After successfully dual sourcing tilapia product, we anticipated an increase in volume from Safeway and applied a transparent pricing model of “cost plus,” which is computed on a 25 cent per pound gross profit margin. While sales did resume and continued for the first six months of 2013, Safeway rescinded acceptance of this “cost plus” model and the Company had to bear the actual costs, which reflected extended expensive cold storage warehousing, non-optimum delivery quantities and special labeling. After segregating special labeling as a branding cost, gross margins for Safeway became uneconomical and pricing agreements could not be reached. Intermittent communication continues with Safeway but no orders are expected in the foreseeable future. This represents a significant setback to our sales and marketing efforts.

Expenses:

Our net loss for the quarter ended March 31, 2014 was $491,525, compared to $640,595 for the comparable period in 2013, a decrease of 23%. Operating expenses decreased significantly between the periods giving rise to the reduction in net loss. Marketing costs increased 8% in the three months ended March 2014 compared to the same period in 2013; general and administrative costs decreased 20% and research and development costs decreased 73% in the comparable three month periods. The operating cost savings of 25% (or $161,075) are solely due to scaling back activity, discretionary costs and personnel costs in a strategy refocusing.

Interest expense increased 14% between the 2014 and 2013 periods reflecting the addition of full amount of the new debt facility of $1,600,000.

Depreciation expense reduced 50% as a result of the impairment of the iPura system in Vietnam which was removed from service leaving one iPura system in China in service.

The cash used in operations decreased by approximately $74,000 or 17% between the comparable three month periods, resulting from the reduced level of activity represented by the lower net loss and the timing of cash payments to vendors and from customers.

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

ITEM 1. LEGAL PROCEEDINGS

A civil complaint was received dated September 10, 2013 for breach of contract involving a real property lease for a warehouse/R&D facility in Hanford CA. The lease has a term ending in October 2014. We ceased using the facility and stopped paying rent in May 2013. The lawsuit is the culmination of a 3 year dispute over various aspects of the lease and occurred with the change of ownership of the property. The landlord and plaintiff, STG Realty Ventures, Inc. filed the suit in Kings County, CA Superior Court and asks for computed damages of $160,792 for failure to pay rent, plus interest and attorneys’ fees. The Company believes that it may have viable defenses with respect to some of the damages asked for in the suit. However, no assurances can be given with respect to the outcome of the litigation and a judgment against the Company could have a material, adverse impact on our financial condition. Such amount was recorded in accrued liabilities on the accompanying condensed consolidated balance sheet at March 31, 2014 and December 31, 2013.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the period covered by this Quarterly Report, there were no issuances of unregistered equity securities.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

During the three month period ended March 31, 2014, there were no material defaults in the payment of principal or interest, a sinking or purchase fund installment, or any other material default not cured within 30 days or with the consent of the lender, with respect to any of our indebtedness exceeding 5% of our total assets. However, as noted above under “Liquidity and Capital Resources” in Part I, Item 2, we have certain notes that are due upon demand, and we do not currently have the resources to repay such notes if demands for immediate payment in full were made.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1 (1)	Restated Certificate of Incorporation dated October 18, 2005.

3.2 (1)	Second Amended and Restated Bylaws as of August 31, 2005.

3.3 (2)	Certificate of Designation of Rights, Preferences and Privileges – Series B Preferred Stock

3.4 (3)	Certificate of Designation of Rights, Preferences and Privileges – Series C Preferred Stock

4.1 (4)	Debt Facility for $1,600,000 dated August 1, 2013

4.2*	Debt Facility for $550,000 dated May 1, 2014

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

‡ Furnished herewith.

(1)	Filed on November 23, 2005 as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.
(2)	Filed on July 15, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.
(3)	Filed on December 11, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.

(4)	Filed on November 14, 2013 as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 and incorporated herein by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: May 14, 2014	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: May 14, 2014	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)

