Form 10-Q
period 2014-06-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2014-08-12
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2014

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

Large accelerated filer ☐	accelerated filer ☐	non accelerated filer ☐	smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of July 31, 2014
Common stock, par value $0.0001	33,167,701

GLOBAL FOOD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2014 (Unaudited)	December 31, 2013
Current Assets
Cash	$34,723	$78,468
Prepaid expenses	6,453	10,245
Total Current Assets	41,176	88,713

Property and Equipment, net	223,630	258,214

Other Assets	5,482	8,782

TOTAL ASSETS	$270,288	$355,709

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$45,687	$142,082
Accrued liabilities	1,012,916	896,350
Notes payable – related parties	250,000	250,000
Convertible notes payable	2,156,000	1,546,000
Trade finance notes payable	689,423	689,423
Note payable	1,690,000	1,690,000
Total Current Liabilities	5,844,026	5,213,855

Stockholders’ Deficit:
Convertible Series C Preferred stock, $0.0001 par value, 1,500,000 shares authorized, 399,613 shares issued and outstanding, liquidation preference of $4.50 per share	40	40
Common stock, $0.0001 par value, 100,000,000 shares authorized, 33,167,701 and 33,115,701 shares issued and outstanding at June 30, 2014 and December 31, 2013 respectively	3,317	3,312
Additional paid-in capital	69,190,832	69,073,837
Accumulated deficit	(74,767,927)	(73,935,335)
Total Stockholders’ Deficit	(5,573,738)	(4,858,146)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$270,288	$355,709

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$-	$580,790	$-	$830,031
Cost of goods sold	-	533,069	-	770,305
Gross profit	-	47,721	-	59,726

Expenses
Marketing	78,020	305,321	191,999	412,069
General and administrative	178,860	225,016	415,291	516,589
Research and development	27,373	102,832	66,514	248,249
Depreciation	17,292	34,584	34,584	69,168
Interest	125,522	133,472	210,204	207,750
Total expenses	427,067	801,225	918,592	1,453,825

Gain on Legal Settlement	86,000	-	86,000	-

NET LOSS	$(341,067)	$(753,504)	$(832,592)	$(1,394,099)

Undeclared dividends on Preferred Stock	35,965	35,965	71,930	71,930

Net loss attributable to Common Stockholders	(377,032)	(789,469)	(904,522)	(1,466,029)

Loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average common shares outstanding, basic and diluted	33,141,701	32,981,659	33,141,701	32,930,671

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2014

(Unaudited)

	Preferred Stock Shares Amount		Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2013	399,613	40	33,115,701	$3,312	$69,073,837	$(73,935,335)	$(4,858,146)
Common stock issued for accrued liabilities			52,000	5	116,995		117,000
Net loss	-	-	-	-	-	(832,592)	(832,592)
Balance, June 30, 2014	399,613	40	33,167,701	$3,317	$69,190,832	$(74,767,927)	$(5,573,738)

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(832,592)	$(1,394,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,584	69,168
Changes in operating assets and liabilities:

Accounts receivable	-	(97,640)
Inventory	-	364,320
Prepaid expenses	3,792	(1,788)
Other assets	3,300	(1,230)
Accounts payable	(96,395)	159,672
Accrued liabilities	233,566	160,567
Net cash used in operating activities	(653,745)	(741,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	610,000	-
Proceeds trade finance from notes payable	-	50,000
Principal payments on trade finance notes payable	-	(40,000)
Sale of common stock and warrants, net	-	386,900

Net cash provided by financing activities	610,000	396,900

NET DECREASE IN CASH	(43,745)	(344,130)

CASH – BEGINNING OF PERIOD	78,468	411,265

CASH – END OF PERIOD	$34,723	$67,135

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$53,631	$77,152
Non-cash financing transactions:
Issuance of common stock for accrued liabilities	$117,000	$117,000

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Going concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2014, the Company has an accumulated deficit approximating $74,800,000, and for the six months ended June 30, 2014, negative cash flows from operations of approximately $654,000. Additionally, the Company has negative working capital at June 30, 2014 of approximately $5,800,000, and notes payable with an aggregate face value of $63,297 are past due and in default. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at June 30, 2014, management estimates that it will need to raise additional capital in the amount of approximately $100,000 per month to cover operating and capital requirements for the remainder of the 2014 fiscal year and subsequent periods until such time that the Company is able to resume generating revenues. Management plans on raising the additional needed capital through issuing additional shares of common stock or other equity securities, or obtaining debt financing. In addition, management will explore commercial and joint venture financing opportunities if and when they arise. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Any capital raised may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading, have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2013, filed with the SEC on March 28, 2014 and April 11, 2014, respectively. The results of operations for the quarter ended June 30, 2014 are not necessarily indicative of the results expected for a full year or for any future period. The condensed consolidated balance sheet as of December 31, 2013 and any related disclosures have been derived from the December 31, 2013 audited financial statements filed in the Company’s 2013 Form 10-K and 10-K/A.

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

Inventory

The Company records inventory at the lower of cost (first-in, first-out) or market.  Market is determined by comparison with recent sales or net realizable value. Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. The Company did not have any inventory or inventory reserves at June 30, 2014 or December 31, 2013.

Property and Equipment

Property and equipment are stated at cost and consists of our iPura systems equipment. Depreciation is computed using the straight line method based on the estimated useful lives of the assets, all estimated at five years. There are no capitalized leasehold improvements. The two operational equipment iPuraTM systems are located in China at June 30, 2014. The two systems in China were capitalized at an installed cost of $691,664 with related accumulated depreciation of $468,034 and $433,450, respectively, as of June 30, 2014 and December 31, 2013. Two other systems that have not been placed in service have been fully impaired as of June 30, 2014 and December 31, 2013.

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

Loss per Common Share

Basic and fully diluted cost per common shares for the three months ended June 30, 2014 were the same as potential common shares, consisting of 399,613 common shares underlying outstanding convertible Series C preferred stock, 9,707,821 common shares underlying outstanding warrants and 1,345,000 common shares underlying outstanding stock options have been excluded from the loss per share calculation, as their inclusion would be antidilutive.

Subsequent Events

Management has evaluated events subsequent to June 30, 2014 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Reclassifications

Certain reclassifications have been made to the December 31, 2013 condensed consolidated financial statements to conform to the June 30, 2014 presentation.

2. Trade Finance Notes Payable

As an alternative to commercial trade financing and factoring, the Company instituted a program of issuing one year promissory notes, at the time secured by inventory or iPura equipment systems, with annual interest rates from 8.2% to 9.0%. The funds are received and controlled by a third party custodian. The notes are unsecured. At June 30, 2014 and December 31, 2013, the Company owed $689,423 in trade financing debt. Individual notes mature on their anniversaries throughout 2014 and based on past renewal activity the Company expects that the majority will be renewed upon maturity. As of June 30, 2014, $63,297 of the debt is currently in default. Currently, the Company does not have the ability or resources to repay such loans if the debt is a) not renewed or b) a demand is made for repayment in full when due.

3. Convertible Notes Payable

In 2010, the Company borrowed $126,000 from a third party. The note had a one year term and was renewed at its maturity. The note is now due in July 2015, bears annual interest of 9%, is unsecured, and is convertible into common stock at any time at a fixed price of $4.50 per share. An additional $120,000 was borrowed from the same third party in 2010 and 2011 in the form of two one year notes bearing interest of 9% one of these notes was renewed at maturity and are now due in June 2015. The original note included 14,000 warrants, with an exercise price of $7.00 per share and a term of 2 years. Currently, the Company does not have the ability or resources to repay such loans along with accrued interest if a demand is made for repayment.

In August 2013, a debt financing facility for a total commitment of $1.6 million was finalized with an existing shareholder. All of the commitment has been received and the balance owed at June 30, 2014 is $1,600,000. The debt carries simple interest at 3% payable at maturity. The facility has a term of one year and is renewable for one additional year at the option of the Company. Both principal and interest, all or in part, are convertible into shares of the Company’s Common Stock, at any time at the election of the lender, at the rate of $2.39 per share. Currently, the Company does not have the ability or resources to repay such loan along with accrued interest, if a demand is made for repayment in full at the maturity date of August 2014.

On May 1, 2014, an additional debt financing facility for a total commitment of Five Hundred Fifty Thousand ($550,000) was finalized with an existing shareholder. Upon signing, the Company received initial loan proceeds of $230,000. The commitments include loans for an additional $320,000 in four tranches of $80,000 each due on the first of each subsequent month, beginning on June 1, 2014. As of June 30, 2014, the balance owed on this debt was $310,000. The debt carries simple interest at 3% payable in Common Stock at maturity. The facility has a term of one year and is annually renewable for an additional year at the option of the Company. The principal is convertible into shares of the Company’s Common Stock, at any time at the election of the lender, at the rate of $2.39 per share. Currently, the Company does not have the ability or resources to repay such loan along with accrued interest, if a demand is made for repayment in full at the maturity date of May 2015.

4. Notes Payable - Related Parties

In 2006, we arranged a 30 day bridge loan in the amount of $350,000 from a non-principal shareholder. The loan bears interest at 8% and is secured by all Company assets, including any intellectual property assets. Additional consideration included the issuance of warrants to purchase 35,000 shares of our common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In July 2006, $100,000 of principal was repaid. The remaining balance of $250,000 is due on demand. The loan is guaranteed by the President of the Company. Currently, the Company does not have the ability or resources to repay such loan along with accrued interest, if a demand is made for repayment in full.

5. Note Payable

In November 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 18% per year. The note was extended for an additional six months and has been renewed at each maturity for an additional six months. The May, 2014 renewal involved issuing a renewal bonus of $58,500, charged to interest expense and paid in shares of common stock at $2.25 per share, to reduce the interest rate to 9% per year. The first six month renewal bonus was paid in November 2011 with the issuance of 26,000 shares. Additional 26,000 share issuances were made at each subsequent renewal in May and November. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as interest expense ratably as incurred. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the fixed rate of $2.25 per share. The Note is secured by all of the assets of the Company and is subordinate to the 2006 shareholder note of $250,000. The note has been renewed with a new maturity date of November 2014. Currently, the Company does not have the ability or resources to repay such loan along with accrued interest, if a demand is made for repayment in full at the maturity date of November 2014.

In 2006, we arranged for three loans aggregating $290,000 from a Director of the Company. Two of the loans aggregating $190,000 are demand loans and bear interest of 8%. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. Additional consideration for the three loans was approved by the Company’s Board of Directors in August 2006, in the form of warrants to purchase 29,000 shares of common stock. The warrants are exercisable at $4.50 per share for two (2) years from the date of repayment. In August 2006, we arranged for a fourth loan, a six month bridge loan, for $100,000 from the Director bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in November 2014. In November 2010, for the same 12% interest rate, the Company borrowed an additional $100,000 from such director, due on demand. The current indebtedness to the Director is $390,000, all of which is unsecured. The Director resigned his position in 2013 and is no longer affiliated with the Company. Currently, the Company does not have the ability or resources to repay such loan along with accrued interest of approximately $195,000, if a demand is made for repayment in full.

6. Stockholders’ Deficit

Common Stock Issuances

We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations.

In the three month period ended June 30, 2014, there were no issuances of common stock or warrants to purchase common stock for cash.

During the three months ended June 30, 2014, a total of 52,000 shares of common stock valued at $117,000, were issued for accrued interest.

7. Commitments and Contingencies

On May 15, 2014, we settled the litigation involving a property lease in Hanford for a commitment to pay $50,000 cash on or before November 15, 2014. The lawsuit was the culmination of a 3 year dispute over various aspects of the lease and occurred with the change of ownership of the property. An amount of $136,000 was previously accrued in this matter. Accordingly, the Company recorded a gain on settlement of $86,000 during the quarter ended June 30, 2014.

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

In 2009, we completed the installation of our iPura® System at a food processor located in China, Tongwei (Hainan) Aquatic Products Co., and began producing our first order of inventory and selling it in the United States. We have installed at another processor in China, the “Evergreen Aquatic facility” that previously was operational after production commenced in late 2012. Two other systems are in storage, one at our Visalia, California warehouse facility and one in Vietnam at Caseamex, our contract processor. Since we did not have any sales or orders in the second half of 2013 or the first half of 2014, none of these iPura® Systems processed any seafood in the second half of 2013 or first half of 2014.

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura® System. At June 30, 2014, the Company has accumulated losses approximating $74,800,000 and has incurred negative cash flow from operating activities of approximately $654,000 for the six months ended June 30, 2014. Additionally, the Company has negative working capital at June 30, 2014. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. The collapse of the Chilean salmon industry shifted our focus to China produced tilapia and Vietnamese produced swai (catfish), for which production systems were installed. Continued development has resulted in a more efficient, less labor intensive and more easily maintained processing systems as well as adaptions for other seafood species.

The Company has executed its marketing strategy, within the constraints of our limited capital resources, by promoting the iPura® brand to food processors and industry associations as the world’s first food safety label. In addition to selling to retail chains on a wholesale basis, we have promoted a private label program to large retailers, and now to importers, to exclusively source iPura labeled products to protect their own brand. In our vision, an established leader would enthusiastically “champion” the iPura® brand by promoting the iPura® logo next to its name on their product packaging, with the iPura® seal also displayed on the individually wrapped fillets inside the package (“iPura® inside”). This would communicate to customers that the retailer is doing everything possible to improve food safety, food quality and sustainability of natural resources. Our value proposition to retailers and importers is that sourcing iPura® products will allow the them to increase control & trust of foreign suppliers, protect their brand and company image, and increase sales with repeat purchases due to superior products. Our private label program is a cost plus price model, earning a gross profit per pound with full transparency on cost of raw materials, the iPura® Program, logistics and a gross profit for the Company.

In addition to seafood, GFT is developing the iPura Poultry Program for domestic poultry production. In July 2014 GFT submitted a proposal to the Food Safety Inspection Service (FSIS) of the United States Department of Agriculture (USDA) for an in plant trial of the iPura Poultry Program. The success of this program could create a service revenue for GFT on a cents-per-pound charge. If successful, GFT intends to operate this model as a service model which will avoid the cost of purchasing, marketing and distributing the product. The interventions created under the poultry program will be the basis of the creation of iPura programs for meat, pork and turkey.

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

We are now negotiating with two large seafood importers/distributors to provide iPura treated tilapia from China, swai from Vietnam and salmon from Chile. These importers are well capitalized and have distribution in most of the major retailers in the US. GFT is seeking a service fee based on cents per pound of iPura treated product. If this model is successful it will relieve GFT of the capital required to purchase, import, sell and distribute those products in the US. Successful completion of contracts could require an exclusive for a limited amount of time. There can be no assurance that we will successfully conclude these negotiations and, at this time, we cannot provide any estimate as to when the negotiations will be completed. If we enter into contracts with these imports, we cannot at this time provide any estimate regarding the anticipated volume of business.

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

Under these agreements, GFT is generally responsible for the cost of manufacturing, fabricating and installing the iPura® System at the processors’ facilities, with the processors providing power and utility connections and certain other operating expenses.   Our iPura® System is typically installed onto one or two processing lines at the processors’ facilities.  Our iPura® System are operated or supervised by GFT personnel, at GFT’s expense.  Seafood processed through our iPura® System will then be packaged and labeled with our iPura® seal.  In the future, we may act as brokers for selected retailers and distributors and not be the importer and reseller. The agreements have original terms but renew automatically. We have obtained most favored nations pricing with respect to seafood purchased under all of the agreements. None of the agreements have any minimum purchase requirements.

We have received limited purchase orders to date for our products, and had no sales since the first half of 2013, since the termination of orders by Safeway. We continue to pursue sales opportunities with certain select U.S. grocery store retailers and importers, although we cannot be certain that our efforts will be successful or that we will be able to resume generating sales and revenue.  Without inventory financing we intend to pursue brokering the iPura product to other importers for distribution to our customers (as described above), since our “importer” model requires significant working capital and inventory financing.

Liquidity and Capital Resources

At June 30, 2014, the Company has an accumulated deficit approximating $74,800,000, and for the six months ended June 30, 2014, negative cash flows from operations of approximately $654,000. Additionally, the Company has negative working capital at June 30, 2014 of approximately $5,800,000, and notes payable with an aggregate face value of $63,297 are past due and in default. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, our primary source of cash has been the sale of equity instruments to investors, as well as loans and debt instruments. At times, debt instruments have been a larger source of financing than stock sales. Although we are continuing to pursue sales opportunities and hope to resume generating revenue from resumed sales of seafood processed with our iPura® Systems within the next 12 months, there can be no assurances that these sales efforts will be successful. In addition, if we are able to resume sales in the next twelve months, any such revenues that are generated are not expected to cover our operating expenses.

Based on our cash balance as of June 30, 2014, we are in need of immediate additional financing to fund our current operating and working capital requirements. Furthermore, we believe that we will need approximately $100,000 per month to cover operating expenses and capital requirements for the remainder of the 2014 fiscal year and subsequent periods until such time that the Company is able to resume generating revenues. If we are unable to reach an agreement with an importer to cover inventory costs, then we would also need a financing vehicle or a line of credit to finance the inventory of iPura® product. The amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We cannot provide assurance that funds from our future operations or funds provided by our current financing activities will meet our capital requirements, and in that event, we will continue to seek additional sources of financing to maintain liquidity. Any additional capital we raise will likely involve issuing additional shares of common stock or other equity securities, or obtaining debt financing, which could be convertible into equity securities. However, at this point, we have not specifically identified the type or sources of this required funding.

As of June 30, 2014, we had trade indebtedness in the ordinary course of business as well as other debt in the form of continuing short term loans due on demand of $250,000 from a non-principal shareholder, which is secured by all Company assets, including any intellectual property assets. Currently, the Company does not have the ability or resources to repay such loan along with accrued interest, if a demand is made for repayment in full.

In August 2013, a convertible debt financing facility for a total commitment of $1.6 million was finalized with an existing shareholder. The last of the commitment was received in February 2014 and the principal balance on the one year note is $1,600,000 at June 30, 2014. Such debt financing facility has been renewed in August 2014. An additional convertible debt facility was established in May 2014 in the amount of $550,000 with $310,000 received as of June 30, 2014 and three instalments of $80,000 to be received monthly in the third quarter.

We also have other convertible notes payable totaling $246,000 payable to a third party. The notes mature in June and July 2015, respectively. Currently, the Company does not have the ability or resources to repay such loans along with accrued interest if a demand is made for repayment.

We had implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring. This financing program issued one year promissory notes, secured by inventory and equipment, with annual interest rates from 8.2% to 9.2%. The notes are currently unsecured. At June 30, 2014, the Company had $689,423 in these one year notes. They mature on their anniversaries throughout 2014 and, based on past renewal activity we expect that the majority will be renewed upon maturity. $63,297 of this debt is currently in default.

In 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 9% per year. The note has been extended for an additional six months at each maturity date and now matures in November 2014. Pursuant to a security agreement, the note is secured by all of the assets of the Company and is subordinate to a 2006 related party note of $250,000. We also have other short term notes payable totaling $390,000 from a former Director of the Company, of which $290,000 is due on demand and $100,000 is due in November 2014.

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

Results of Operations

Sales:

The Company had no sales revenue in the quarter ended June 30, 2014 due to lapse in the long term relationship with Safeway, described in more detail below. The sales revenue in the comparable 2013 period was $580,790, solely attributable to sales to Safeway.

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

Expenses:

Our net loss for the quarter ended June 30, 2014 was $341,067, compared to $753,504 for the comparable period in 2013, a decrease of 55%. Operating expenses decreased significantly between the periods giving rise to the reduction in net loss. Marketing costs decreased 75% in the three months ended June 2014 compared to the same period in 2013; general and administrative costs decreased 59% and research and development costs decreased 73% in the comparable three month periods. The operating cost savings of 69% (or $434,916) are solely due to scaling back activity, discretionary costs and personnel costs in a strategy refocusing.

The operating cost reduction of 43% , from $1,176,907 to $673,804 for the six month periods ended June 30, 2014 and 2013 respectively, 53% for marketing, 20% for general and administrative and 73% for research and development, are similarly due to the causation in the three month periods of scaling back activity, discretionary costs and personnel costs in a strategy refocusing.

Interest expense increased an average of 3% between both the three and six months 2014 and 2013 periods reflecting the addition of full amount of the new debt facility of $1,600,000, offset by the $688,000 reduction of trade finance debt during the year.

Depreciation expense reduced 50% between both the three and six months 2014 and 2013 periods as a result of the impairment of the iPura system in Vietnam which was removed from service leaving one iPura system in China in service.

The cash used in operations decreased by approximately $87,000 or 12% between the comparable three month periods, resulting from the reduced level of activity represented by the lower net loss and the timing of cash payments to vendors and from customers.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Customer and Supplier Concentration

Our revenue for the six months ended June 30, 2013 was primarily derived from Safeway, Inc. After the failure of negotiations over the appropriate pricing model, we ceased all sales to Safeway in the third quarter of 2013, which has had a material, negative impact on our revenue. We cannot currently estimate anticipated future customer concentration levels, given the current lack of sales.

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

ITEM 1. LEGAL PROCEEDINGS

On May 15, 2014, we settled the litigation involving a property lease in Hanford for a commitment to pay $50,000 cash on November 15, 2014. Each party will pay its own attorneys’ fees. An amount of $160,000 was previously accrued in this matter. The lawsuit was the culmination of a 3 year dispute over various aspects of the lease and occurred with the change of ownership of the property. An amount of $136,000 was previously accrued in this matter. Accordingly, the Company recorded a gain on settlement of $86,000 during the quarter ended June 30, 2014.

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

During the three months ended June 30, 2014, a total of 52,000 shares of common stock valued at $117,000, were issued for accrued interest to existing lenders.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2014, approximately $63,297 of long term debt was in default. Additionally, as noted above under “Liquidity and Capital Resources” in Part I, Item 2, we have certain notes that are due upon demand. We do not currently have the resources to repay such notes if demands for immediate payment in full were made.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1 (1)	Restated Certificate of Incorporation dated October 18, 2005.
3.2 (1)	Second Amended and Restated Bylaws as of August 31, 2005.
3.3 (2)	Certificate of Designation of Rights, Preferences and Privileges – Series B Preferred Stock
3.4 (3)	Certificate of Designation of Rights, Preferences and Privileges – Series C Preferred Stock
4.1 (4)	Debt Facility for $1,600,000 dated August 1, 2013
4.2 (5)	Debt Facility for $550,000 dated May 1, 2014

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

‡ Furnished herewith.

(1)	Filed on November 23, 2005 as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.
(2)	Filed on July 15, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.
(3)	Filed on December 11, 2009, as an exhibit to our Report on Form 8-K and incorporated herein by reference.
(4)	Filed on November 14, 2013 as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 and incorporated herein by reference
(5)	Filed on May 14, 2014 as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2014 and incorporated herein by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: August 12, 2014	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: August 12, 2014	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)

