Form 10-Q
period 2014-09-30
GLOBAL FOOD TECHNOLOGIES, INC.
filed 2014-11-13
CIK 1122108

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐    accelerated filer ☐    non accelerated filer ☐    smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date:

Class	Outstanding as of October 31, 2014
Common stock, par value $0.0001	33,167,701

GLOBAL FOOD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Contrary to the rules of the SEC, the Company's condensed consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2014 (Unaudited)	December 31, 2013
Current Assets
Cash	$11,830	$78,468
Prepaid expenses	-	10,245
Total Current Assets	11,830	88,713

Property and Equipment, net	-	258,214

Other Assets	5,482	8,782

TOTAL ASSETS	$17,312	$355,709

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$59,101	$142,082
Accrued liabilities	1,071,316	896,350
Notes payable – related parties	250,000	250,000
Convertible notes payable	2,396,000	1,546,000
Trade finance notes payable	689,423	689,423
Note payable	1,690,000	1,690,000
Total Current Liabilities	6,155,840	5,213,855

Stockholders’ Deficit:
Convertible Series C Preferred stock, $0.0001 par value, 1,500,000 shares authorized, 399,613 shares issued and outstanding, liquidation preference of $4.50 per share	40	40
Common stock, $0.0001 par value, 100,000,000 shares authorized, 33,167,701 and 33,115,701 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3,317	3,312
Additional paid-in capital	69,190,832	69,073,837
Accumulated deficit	(75,332,717)	(73,935,335)
Total Stockholders’ Deficit	(6,138,528)	(4,858,146)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,312	$355,709

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$-	$-	$-	$830,031
Cost of goods sold	-	-	-	770,305
Gross profit	-	-	-	59,726

Expenses
Marketing	47,730	102,891	239,731	701,753
General and administrative	165,455	185,164	494,746	514,960
Research and development	49,755	71,155	202,269	319,404
Depreciation	-	35,584	34,584	104,752
Interest	78,219	71,271	288,422	279,021
Impairment of iPura system	223,630	231,653	223,630	231,653
Total expenses	564,789	697,718	1,483,382	2,151,543

Gain on legal settlement	-	-	86,000	-

NET LOSS	$(564,789)	$(697,718)	$(1,397,382)	$(2,091,817)

Undeclared dividends on Preferred Stock	35,965	35,965	107,895	107,895

Net loss attributable to Common Stockholders	(600,754)	(733,683)	(1,505,277)	(2,199,712)

Loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.07)

Weighted average common shares outstanding, basic and diluted	33,167,701	33,023,374	33,141,701	32,961,572

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2014

(Unaudited)

	Preferred Stock Shares Amount		Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2013	399,613	40	33,115,701	$3,312	$69,073,837	$(73,935,335)	$(4,858,146)
Common stock issued for accrued liabilities			52,000	5	116,995		117,000
Net loss	-	-	-	-	-	(1,397,382)	(1,397,382)
Balance, September 30, 2014	399,613	40	33,167,701	$3,317	$69,190,832	$(75,332,717)	$(6,138,528)

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,397,382)	$(2,091,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,584	104,752
Impairment of iPura systems	223,630	231,653
Changes in operating assets and liabilities:
Accounts receivable	-	29,780
Inventory	-	364,320
Prepaid expenses	10,245	(12,821)
Other assets	3,300	(3,082)
Accounts payable	(82,981)	54,690
Accrued liabilities	291,966	230,332
Net cash used in operating activities	(916,638)	(1,092,193)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	850,000	50,000
Proceeds trade finance from notes payable	-	(553,000)
Principal payments on trade finance notes payable	-	850,000
Sale of common stock and warrants, net	-	442,700
Net cash provided by financing activities	850,000	789,700

NET DECREASE IN CASH	(66,638)	(302,493)

CASH – BEGINNING OF PERIOD	78,468	411,265

CASH – END OF PERIOD	$11,830	$108,772

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$79,120	$106,498
Non-cash financing transactions:
Issuance of common stock for accrued liabilities	$117,000	$117,000

See accompanying notes to condensed consolidated financial statements

GLOBAL FOOD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

1. Description and nature of the business, organization and basis of presentation.

Global Food Technologies, Inc., a Delaware corporation, (“GFT”, “we”, “our” or the “Company”) is a life sciences company focusing on (1) the commercialization of food safety applications for our proprietary scientific food processing technologies, which are designed to make certain products safer for human consumption by reducing disease-causing bacteria; (2) our iPura® Food Safety and Quality Assurance Service Program (“The iPura® Program”), which is a comprehensive food safety and quality assurance program focused on the execution of extraordinary food safety measures at the source of food production to increase the safety and quality of the food; (3) the promotion and sales of food products that have been treated under the iPura® Program and bear our iPura® consumer food safety seal; and (4) licensing of the iPura® seal.

The Company is a registrant under rules and regulations of the United States Securities and Exchange Commission (“SEC”) but has not obtained a listing on any stock exchange.

Going concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2014, the Company has an accumulated deficit approximating $75,300,000, and for the nine months ended September 30, 2014, negative cash flows from operations of approximately $917,000. Additionally, the Company has negative working capital at September 30, 2014 of approximately $6,100,000. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at September 30, 2014, management estimates that it will need to raise additional capital in the amount of approximately $100,000 per month to cover operating and capital requirements for the remainder of the 2014 fiscal year and subsequent periods until such time that the Company is able to resume generating revenues. Management plans on raising the additional needed capital through issuing additional shares of common stock or other equity securities, or obtaining debt financing. In addition, management will explore commercial and joint venture financing opportunities if and when they arise. Although management has been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Any capital raised may involve issuing additional shares of common stock or other equity securities, or obtaining debt financing.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading, have been included. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2013, filed with the SEC on March 28, 2014 and April 11, 2014, respectively. The results of operations for the quarter ended September 30, 2014 are not necessarily indicative of the results expected for a full year or for any future period. The condensed consolidated balance sheet as of December 31, 2013 and any related disclosures have been derived from the December 31, 2013 audited financial statements filed in the Company’s 2013 Form 10-K and 10-K/A.

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

Inventory

The Company records inventory at the lower of cost (first-in, first-out) or market.  Market is determined by comparison with recent sales or net realizable value. Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. The Company did not have any inventory or inventory reserves at September 30, 2014 or December 31, 2013.

Property and Equipment

Property and equipment was stated at cost and consisted of our iPura systems equipment. Depreciation is computed using the straight line method based on the estimated useful lives of the assets, all estimated at five years. There are no capitalized leasehold improvements. The two operational equipment systems are located in China and are considered impaired as of September 30, 2014, as there are no definitive plans to restore them to operational status. The two systems in China were capitalized at an installed cost of $691,664 with related accumulated depreciation of $468,034 and $433,450, respectively, as of September 30, 2014 and December 31, 2013, which were offset resulting in an impairment charge of $223,630 as of September 30, 2014. Two other systems that have not been placed in service have previously been fully impaired as of September 30, 2014 and December 31, 2013.

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

Loss per Common Share

Basic and fully diluted cost per common shares for the three months ended September 30, 2014 were the same as potential common shares, consisting of 399,613 common shares underlying outstanding convertible Series C preferred stock, 9,707,821 common shares underlying outstanding warrants and 1,345,000 common shares underlying outstanding stock options have been excluded from the loss per share calculation, as their inclusion would be antidilutive.

Subsequent Events

Management has evaluated events subsequent to September 30, 2014 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Reclassifications

Certain reclassifications have been made to the December 31, 2013 condensed consolidated financial statements to conform to the September 30, 2014 presentation.

2. Trade Finance Notes Payable

As an alternative to commercial trade financing and factoring, the Company instituted a program of issuing one year promissory notes, at the time secured by inventory or iPura equipment systems, with annual interest rates from 8.2% to 9.0%. The funds are received and controlled by a third party custodian. The notes are unsecured. At September 30, 2014 and December 31, 2013, the Company owed $689,423 in trade financing debt. Individual notes mature on their anniversaries throughout 2015 and based on past renewal activity the Company expects that the majority will be renewed upon maturity. Currently, the Company does not have the ability or resources to repay such loans if the debt is not renewed or a demand is made for repayment in full when due.

3. Convertible Notes Payable

In 2010, the Company borrowed $126,000 from a third party. The note had a one year term and was renewed at its maturity. The note is now due in July 2015, bears annual interest of 9%, is unsecured, and is convertible into common stock at any time at a fixed price of $4.50 per share. An additional $120,000 was borrowed from the same third party in 2010 and 2011 in the form of two one year notes bearing interest of 9% one of these notes was renewed at maturity and are now due in June 2015. The original note included 14,000 warrants, with an exercise price of $7.00 per share and a term of 2 years. Currently, the Company does not have the ability or resources to repay such loans along with accrued interest if a demand is made for repayment upon maturity.

In August 2013, a debt financing facility for a total commitment of $1.6 million was finalized with an existing shareholder. All of the commitment has been received and the balance owed at September 30, 2014 is $1,600,000. The debt carries simple interest at 3% payable at maturity. The facility had a term of one year and was renewed for one additional year at the option of the Company. Both principal and interest, all or in part, are convertible into shares of the Company’s Common Stock, at any time at the election of the lender, at the rate of $2.39 per share. Currently, the Company does not have the ability or resources to repay such loan along with accrued interest, if a demand is made for repayment in full at the maturity date of August 2015.

On May 1, 2014, an additional debt financing facility for a total commitment of $550,000 was finalized with an existing shareholder. Upon signing, the Company received initial loan proceeds of $230,000. The commitment includes loans for an additional $310,000 in four tranches of $80,000 each due on the first of each subsequent month, beginning on June 1, 2014. As of September 30, 2014, the balance owed on this debt was $550,000. The debt carries simple interest at 3% payable in Common Stock at maturity. The facility has a term of one year and is annually renewable for an additional year at the option of the Company. The principal is convertible into shares of the Company’s Common Stock, at any time at the election of the lender, at the rate of $2.39 per share. Currently, the Company does not have the ability or resources to repay such loan along with accrued interest, if a demand is made for repayment in full at the maturity date of May 2015.

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

5. Note Payable

In November 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 18% per year. The note was extended for an additional six months and has been renewed at each maturity for an additional six months. The May, 2014 renewal involved issuing a renewal bonus of $58,500, charged to interest expense and paid in shares of common stock at $2.25 per share, to reduce the interest rate to 9% per year. The first six month renewal bonus was paid in November 2011 with the issuance of 26,000 shares. Additional 26,000 share issuances were made at each subsequent renewal in May and November. Interest is payable at maturity in shares of Company common stock at the rate of $2.25 per share and is recorded as interest expense ratably as incurred. At the sole option of the lender, the principal may also be converted into shares of Company common stock at the fixed rate of $2.25 per share. The Note is secured by all of the assets of the Company and is subordinate to the 2006 shareholder note of $250,000. The note has been renewed with a new maturity date of November 22, 2014. Currently, the Company does not have the ability or resources to repay such loan along with accrued interest, if a demand is made for repayment in full at the maturity date of November 22, 2014.

In 2006, we arranged for three loans aggregating $290,000 from a Director of the Company. Two of the loans aggregating $190,000 are demand loans and bear interest of 8%. The third loan for $100,000 matured July 18, 2006, and was repaid on its due date. Additional consideration for the three loans was approved by the Company’s Board of Directors in August 2006, in the form of warrants to purchase 29,000 shares of common stock. The warrants are exercisable at $4.50 per share for two years from the date of repayment. In August 2006, we arranged for a fourth loan, a six month bridge loan, for $100,000 from the Director bearing interest at 8%. The loan was renewed each subsequent maturity for an additional six months and now matures in November 2014. In November 2010, for the same 12% interest rate, the Company borrowed an additional $100,000 from such director, due on demand. The current indebtedness to the Director is $390,000, all of which is unsecured. The Director resigned his position in 2013 and is no longer affiliated with the Company. Currently, the Company does not have the ability or resources to repay such loan along with accrued interest of approximately $204,000, if a demand is made for repayment in full.

6. Stockholders’ Deficit

Common Stock Issuances

We have been selling stock to fund operations since inception and expect to continue to sell stock to fund continued operations.

In the three month period ended September 30, 2014, there were no issuances of common stock or warrants to purchase common stock for cash.

7. Commitments and Contingencies

On May 15, 2014, we settled the litigation involving a property lease in Hanford for a commitment to pay $50,000 cash on or before November 15, 2014. The lawsuit was the culmination of a 3 year dispute over various aspects of the lease and occurred with the change of ownership of the property. An amount of $136,000 was previously accrued in this matter. Accordingly, the Company recorded a gain on settlement of $86,000 during the quarter ended September 30, 2014.

On July 10, 2014, we negotiated a payment arrangement on an existing trade payable liability with a seafood supplier in China totalling $116,996. This represents inventory purchases early in 2013 and subsequently sold to Safeway. Safeway required relabeling of most of this inventory involving significant added costs and therefore payment was delayed both from Safeway and to the supplier resulting in this residual amount owing to the supplier. We agreed to pay finite amounts each month and the balance on January 31, 2015. The unpaid balance accrues interest at 3% which increases to 10% upon default. The October payment was not made and the agreement is in default.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contrary to the rules of the SEC, the Company's condensed consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.

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

From the commencement of our research and development activities in 2001, we have raised substantial equity capital to fund the development of our iPura® Program. The market application chosen for the Program was imported seafood. Research on our first generation prototype was completed in 2004, and development and refinement on the commercial system design continued through 2005, especially adapting the system to processing salmon. The collapse of the Chilean salmon industry shifted our focus to China produced tilapia and Vietnamese produced swai (catfish), for which production systems were installed. In 2009, we completed the installation of our first iPura® System in China at Tongwei (Hainan) Aquatic Products Co., and began producing our first order of inventory and selling it in the United States. We installed at another processor in China, the “Evergreen Aquatic facility” that was operational for production for Safeway Inc. through 2013. Another system is in storage at Caseamex in Vietnam and has never been operational.

The Company executed its marketing strategy, within the constraints of our limited capital resources, by promoting the iPura® brand to food processors and industry associations as the world’s first food safety label. In addition to selling to retail chains on a wholesale basis, we promoted a private label program to large retailers and now to importers, to exclusively source iPura labeled products to protect their own brand. In our vision, an established leader would enthusiastically “champion” the iPura® brand by promoting the iPura® logo next to its name on their product packaging, with the iPura® seal also displayed on the individually wrapped fillets inside the package (“iPura® inside”). This would communicate to customers that the retailer is doing everything possible to improve food safety, food quality and sustainability of natural resources. Our value proposition to retailers and importers was that sourcing iPura® products will allow the them to increase control & trust of foreign suppliers, protect their brand and company image, and increase sales with repeat purchases due to superior products. We refined our marketing target to large volume retailers such as Safeway, Inc. and developed a private label program with a cost plus price model, earning a gross profit per pound with full transparency on cost of raw materials, the iPura® Program, logistics and a gross profit for the Company. Safeway promoted the product in its western division and embraced the iPura Program. In late 2013, Safeway hired an investment bank to take it private. Pursuant to these plans, we believe that Safeway shifted its focus to commodity pricing to maximize short term results and therefore discontinued the iPura Program in its infancy. Losing Safeway as a customer negatively impacted our credibility in the seafood marketplace along with our plans to increase consumer awareness of our brand through sales with a major grocery store chain. Due to a lack of resources and revenue, we had to abandon the importer role and with limited financing, directed our efforts to brokering the iPura product to other importers for distribution to our customers, since our “importer” model requires significant working capital and inventory financing.

Faced with these significant setbacks, and having been unable to find new customers to replace the lost seafood sales to Safeway, we decided our best approach would be to (1) create strategic alliances with Companies that share our common objectives and synergies, and (2) tell our story to the media in an effort to regain public support for our food safety solution, thereby putting pressure on retailers to source cleaner and safer products for consumers. We also decided to explore licensing technology from other companies so that we could have the potential to move more quickly into other markets without the need for the large research and development costs that we have incurred in the past. Our goal is to have strategic partners work together under the iPura Program umbrella and branding to create common success.

As a result of our discussions and collaborations with these potential strategic partners, we have plans to add new food safety weapons to attack a key market – poultry. Poultry is on the front line due to the food safety failures that are well publicized by the media. We are working with Force Technology of Denmark, who has invented a food sanitation method (www.sonosteam.com) that we believe has the potential to change how poultry is processed.

We have developed the iPura Poultry Program for domestic poultry production. As contemplated, this system would incorporate the technology from Force Technology. We have had productive discussions with Force Technology, but have not yet executed any definitive licenses or other agreements with them.

Concurrently with our ongoing discussions with Force Technology, we have submitted a proposal to the Food Safety Inspection Service (FSIS) of the United States Department of Agriculture (USDA) for an in-plant trial of the iPura Poultry Program. The success of this program could create a service revenue for GFT on a cents-per-pound charge. If successful, GFT intends to operate this model as a service model which will avoid the cost of purchasing, marketing and distributing the product. We believe that, if successful, the interventions created under the poultry program will be the basis of the creation of future iPura programs for meat, pork and turkey. In addition, if we can successfully brand and promote our iPura Poultry Program and gain retailer acceptance, we believe this will provide us with the credibility and market opportunity with retailers to possibly resume sales of iPura branded seafood.

In conjunction with Force Technology, our new poultry model envisions other strong established companies will contribute their expertise and experience in antimicrobial solutions and the related application equipment, electrostatic spray systems, sanitation protocols and plant engineering. Other companies will participate as “vendors” as opposed to revenue sharing partners. Science and research partners in government and academia have already contributed with more formal relationships with institutions expected to be formalized into programs and studies.

If we can successfully provide a clean high-tech solution to the poultry industry, we have the potential to capture the largest single market in the food industry and open doors for seafood and other iPura programs. With the expert support of our strategic partners, we hope to create a novel and simple platform for the highest standards in food safety for poultry and seafood. If we can successfully finalize negotiations for exclusive U.S. licenses, then the addition of SonoSteam to the iPura Program, as well as electrostatic delivery of organic chemicals, would allow GFT to potentially control clean and powerful technology combinations that would be only available through the iPura Program.

Liquidity and Capital Resources

At September 30, 2014, the Company has an accumulated deficit approximating $75,300,000, and for the nine months ended September 30, 2014, negative cash flows from operations of approximately $917,000. Additionally, the Company has negative working capital at September 30, 2014 of approximately $6,100,000. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, our primary source of cash has been the sale of equity instruments to investors, as well as loans and debt instruments. At times, debt instruments have been a larger source of financing than stock sales. Although we are continuing to pursue sales opportunities and hope to resume generating revenue within the next 12 months, there can be no assurances that these sales efforts will be successful. In addition, if we are able to resume sales in the next twelve months, any such revenues that are generated are not expected to cover our operating expenses.

Based on our cash balance as of September 30, 2014, we are in need of immediate additional financing to fund our current operating and working capital requirements. Furthermore, we believe that we will need approximately $100,000 per month to cover operating expenses and capital requirements for the remainder of the 2014 fiscal year and subsequent periods until such time that the Company is able to resume generating revenues. If we are unable to reach an agreement with an importer to cover seafood inventory costs, then we would also need a financing vehicle or a line of credit to finance the inventory of iPura® product. The amount of capital required will vary depending on a variety of factors, many of which are beyond our control. We cannot provide assurance that funds from our future operations or funds provided by our current financing activities will meet our capital requirements, and in that event, we will continue to seek additional sources of financing to maintain liquidity. Any additional capital we raise will likely involve issuing additional shares of common stock or other equity securities, or obtaining debt financing, which could be convertible into equity securities. However, at this point, we have not specifically identified the type or sources of this required funding.

As of September 30, 2014, we had trade indebtedness in the ordinary course of business as well as other debt in the form of continuing short term loans due on demand of $250,000 from a non-principal shareholder, which is secured by all Company assets, including any intellectual property assets. Currently, the Company does not have the ability or resources to repay such loan along with accrued interest, if a demand is made for repayment in full.

In August 2013, a convertible debt financing facility for a total commitment of $1.6 million was finalized with an existing shareholder. The last of the commitment was received in February 2014 and the principal balance on the one year note is $1,600,000 at September 30, 2014. Such debt financing facility has been renewed through August 2015. An additional convertible debt facility was established in May 2014 in the amount of $550,000 with all proceeds received as of September 30, 2014.

We also have other convertible notes payable totaling $246,000 payable to a third party. The notes mature in July 2015. Currently, the Company does not have the ability or resources to repay such loans along with accrued interest if a demand is made for repayment.

We had implemented a trade financing program for individual accredited investors as an alternative to traditional commercial inventory financing and factoring. This financing program issued one year promissory notes, secured by inventory and equipment, with annual interest rates from 8.2% to 9.2%. The notes are currently unsecured. At September 30, 2014, the Company had $689,423 of these one year notes. They mature on their anniversaries throughout 2015 and, based on past renewal activity we expect that the majority will be renewed upon maturity.

In 2010, a stockholder resident in the United Kingdom loaned the Company $1,300,000 on a six month note bearing interest at 9% per year. The note has been extended for an additional six months at each maturity date and now matures in November 2014. Pursuant to a security agreement, the note is secured by all of the assets of the Company and is subordinate to a 2006 related party note of $250,000. We also have other short term notes payable totaling $390,000 from a former Director of the Company, of which $290,000 is due on demand and $100,000 is due on November 22, 2014.

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

We believe that we have adequate plant capabilities and capacity and sufficient qualified personnel to achieve our planned operations over the next 12 months. Historically, the fabrication of major components of our iPura® System have been outsourced. We will likely continue this practice, and may also elect to outsource the integration and installation of any equipment. We plan to add non-technical support personnel to manage any increase in administrative requirements based on the availability of funding.

Results of Operations

Sales:

The Company had no sales revenue in the quarters ended September 30, 2014 and 2013 due to lapse in the long term relationship with Safeway, described in more detail below.

In 2012, we negotiated with Safeway, Inc. to expand our product offering to a co-branded two pound bag. Raw product pricing mandated that we should have a dual source for the tilapia product for Safeway, which required the installation of an iPura processing system in the Evergreen Aquatic processor. After successfully dual sourcing tilapia product, we anticipated an increase in volume from Safeway and applied a transparent pricing model of “cost plus,” which is computed on a 25 cent per pound gross profit margin. While sales did resume and continued for the first six months of 2013, Safeway rescinded acceptance of this “cost plus” model and focused on commodity pricing and the Company had to bear the actual costs, which reflected extended expensive cold storage warehousing, non-optimum delivery quantities and special labeling. After segregating special labeling as a branding cost, gross margins for Safeway became uneconomical and pricing agreements could not be reached. Communication has ceased with Safeway as a result of the resignation of key Safeway management in 2013 and the subsequent privatization of Safeway in 2014. This represents a significant setback to our sales and marketing efforts.

Expenses:

Our net loss for the quarter ended September 30, 2014 was $564,789, compared to $697,718 for the comparable period in 2013, a decrease of 19%. Operating expenses decreased significantly between the periods giving rise to the reduction in net loss. Marketing costs decreased 54% in the three months ended September 2014 compared to the same period in 2013; general and administrative costs decreased 11% and research and development costs decreased 30% in the comparable three month periods. The operating cost savings of 27% or $96,270 is solely due to scaling back activity, discretionary costs and personnel costs in a strategy refocusing.

The operating cost reduction of 39%, from $1,536,117 to $936,746 for the comparable nine month periods ended September 30, 2014 and 2013 respectively, represents 66% for marketing, 4% for general and administrative and 37% for research and development, are similarly due to the causation of the three month periods of scaling back activity, discretionary costs and personnel costs in a strategy refocusing.

Interest expense increased 10% between both the three months 2014 and 2013 periods reflecting the addition of full amount of the new debt facilities of $1,600,000 and $550,000. The smaller 3% increase for the nine month 2014 and 2013 periods reflects the addition of the $1,600,000 debt facility offset by the $688,000 reduction of trade finance debt.

Depreciation expense for the three month 2014 period was reduced to zero due to the final impairment of all of the iPura systems. The decrease of 67% between the nine month periods of 2014 and 2013 was a result of the impairment of the iPura system in Vietnam which was removed from service leaving one iPura system in China in service until it too was impaired in July 2014.

The cash used in operations decreased by approximately $176,000 or 16% between the comparable nine month periods, resulting from the reduced level of activity represented by the lower net loss and the timing of cash payments to vendors.

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

ITEM 1. LEGAL PROCEEDINGS

On May 15, 2014, we settled the litigation involving a property lease in Hanford for a commitment to pay $50,000 cash on November 15, 2014. Each party will pay its own attorneys’ fees. An amount of $160,000 was previously accrued in this matter. The lawsuit was the culmination of a 3 year dispute over various aspects of the lease and occurred with the change of ownership of the property. An amount of $136,000 was previously accrued in this matter. Accordingly, the Company recorded a gain on settlement of $86,000 during the quarter ended September 30, 2014.

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

We note that a variety of factors could cause our actual results and future experiences to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The risks and uncertainties that may affect our operations, performance, development and results include, but are not limited to, the following:

•	our ability to resume sales, and generate revenue;

•	our ability to successfully enter into new strategic relationships and licensing agreements to enter into the poultry market;

•	whether we can successfully partner with a distributor/importer to allow us to generate sales with lower capital and financing costs;

•	whether we will be able obtain additional financing to continue or expand operations and to finance inventory costs, and the terms on which we will be able to obtain this financing, if at all;

•	whether we will be able to charge a premium for our products and generate adequate gross margins on our sales;

•	our ability to obtain any commercial financing to allow us to purchase seafood inventory for processing in our iPura™ System, and to obtain such financing in amounts required and on commercially reasonable terms;

•	our dependence on a small number of customers and suppliers

•	our ability to timely replace the loss of sales to Safeway, Inc.;

•	our ability to negotiate contracts and purchase orders with distributors and retailers;

•	our ability to obtain brand related premium pricing to yield an acceptable sales margin;

•	risks related to inventory costs, shipping and handling and spoilage;

•	our ability to obtain one or more third-party manufacturers for our system components and other products;

•	the cost at which we will be able to have our system components and other products manufactured, if at all, and the time it will take to have our system components and other products manufactured;

•	our ability to obtain all required components for our systems on a timely basis and at the prices we anticipate;

•	whether our systems and products are viewed as providing the benefits we claim and whether these benefits are marketable by any customers we may seek to obtain;

•	our ability to enter into additional contracts with food processors, the time it takes for us to enter into any of these contracts and the licensing or pricing models we are able to implement;

•	our systems and products performing in the manner we expect in customer applications and without any material modifications;

•	our ability to obtain all necessary governmental approvals for our systems and other products, including all required import-exporter licenses and permits;

•	whether the introduction of the iPura™ brand will succeed in creating preferences with the consuming public;

•	whether we will be able to apply our technology to products other than fish or use our technology in any other fields;

•	the pace at which we will utilize our existing working capital and whether our existing working capital will be sufficient for us to continue to develop our systems and products to the extent we anticipate;

•	our ability to protect our intellectual property and obtain and maintain patents and other protections for our intellectual property.

•	the possible impact from competing products or technologies;

•	possible reductions in consumer demand for fish and poultry, including as a result of any outbreaks of disease, including avian flu, or negative reports regarding the health benefits of fish and poultry;

•	our ability to hire, train and retain a consistent supply of reliable and effective employees, both domestically and in any countries in which we might be able to install one of our processing system;

•	the risk of non-payment by, and/or insolvency or bankruptcy of, our customers and others with indebtedness to us;

•	the costs of complying with applicable labor laws and requirements, including, without limitation, with respect to health care;

•	economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which we may seek to conduct our business or obtain customers;

•	changes in tax laws or the laws and regulations governing food processing and on income generated outside the United States;

•	general economic, business and social conditions in the United States and in foreign countries where we may conduct our business;

•	fluctuation in interest rates, insurance, shipping, energy, fuel and other business utilities in any countries in which we conduct business;

•	the stability of and fluctuations in currencies in which we conduct business;

•	threats or acts of terrorism or war; strikes, work stoppages or slow downs by labor organizations in any countries in which we conduct business; and

•	natural or man-made disasters that could adversely impact the industries or countries in which we conduct business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the period covered by this Quarterly Report, we did not issue or sell any equity securities.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during this reporting period. We did not repurchase any of our securities during this reporting period, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2014, no long term debt is in default. However, subsequent to end of the quarter, we defaulted on a payment owed to a seafood supplier in China. On July 10, 2014, we negotiated a payment arrangement on an existing trade payable liability with a seafood supplier in China totaling $116,996. We agreed to pay finite amounts each month and the balance on January 31, 2015 The October payment was not made and the agreement is in default.

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

GLOBAL FOOD TECHNOLOGIES, INC.

Dated: November 13, 2014	By:	/s/ Keith Meeks
Keith Meeks, President and
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated: November 13, 2014	By:	/s/ Marshall F. Sparks
Marshall F. Sparks, Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)

